Form 10-Q
period 2008-03-31
CARDIONET INC
filed 2008-05-15
CIK 1113784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-33993

CardioNet, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	33-0604557
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1010 Second Avenue
San Diego, California 92101
(Address of Principal Executive Offices, including Zip Code)

(619) 243-7500
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐  No  ☒

As of April 30, 2008, 23,068,332 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

CARDIONET, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2008
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CARDIONET, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2008
	(Unaudited)	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$61,973,117	$18,090,636
Accounts receivable, net of allowance for doubtful accounts of $10,227,226, and $7,909,147 at March 31, 2008 and December 31, 2007, respectively	25,636,175	22,853,958
Due from related parties	130,206	142,965
Prepaid expenses and other current assets	1,342,018	287,284

Total current assets	89,081,516	41,374,843

Property and equipment, net	15,138,648	15,094,205
Intangible assets, net	2,560,854	2,806,950
Goodwill	45,999,403	41,162,835
Other assets	1,985,894	2,600,695

Total assets	$154,766,315	$103,039,528

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,929,864	$3,971,781
Accrued liabilities	12,005,951	6,424,886
Current portion of debt	1,489,950	1,088,528
Current portion of capital leases	48,688	48,688
Deferred revenue	648,850	465,578

Total current liabilities	17,123,303	11,999,461

Long-term debt, net of current portion	1,381,976	1,655,449
Deferred rent	849,502	878,886
Other noncurrent liabilities	60,867	68,961

Total liabilities	19,415,648	14,602,757

Redeemable convertible preferred stock
Mandatorily redeemable convertible preferred stock — 0 and 114,883 shares authorized , 0 and 114,839 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	—	115,301,850

Shareholders’ equity (deficit)
Series A — 0 and 1,563,248 shares authorized, issued and outstanding at March 31, 2008 and December 31, 2007, respectively	—	390,812
Series B — 0 and 4,720,347 shares authorized, issued and outstanding at March 31, 2008 and December 31, 2007, respectively	—	6,903,969
Series C — 0 and 10,399,011 shares authorized, issued and outstanding at March 31, 2008 and December 31, 2007, respectively	—	36,195,991
Series D — 0 and 1,000,000 shares authorized, issued and outstanding at March 31, 2008 and December 31, 2007, respectively	—	9,964,933
Common stock, $.001 par value and no par value at March 31, 2008 and December 31, 2007, respectively; 200,000,000 and 50,000,000 shares authorized, 22,985,279 and 3,130,054 shares issued, outstanding and vested at March 31, 2008, and December 31, 2007, respectively	23,067	1,399,402
Paid-in capital	217,387,993	—
Accumulated deficit	(82,060,393)	(81,720,186)

Total shareholders’ equity (deficit)	135,350,667	(26,865,079)

Total liabilities and shareholders’ equity (deficit)	$154,766,315	$103,039,528

See accompanying notes.

CARDIONET, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007
Revenues:
Net patient service revenues	$25,247,977	$10,957,150
Other revenues	215,307	143,361

Total revenues	25,463,284	11,100,511

Cost of revenues	9,518,996	3,790,238

Gross profit	15,944,288	7,310,273
Operating expenses:
Research and development	1,141,530	990,467
General and administrative	9,066,407	5,200,815
Sales and marketing	5,114,727	3,319,838
Integration, restructuring and other nonrecurring charges	1,305,555	—

Total operating expenses	16,628,219	9,511,120

Loss from operations	(683,931)	(2,200,847)
Other income (expense):
Interest income	178,040	223,270
Interest expense	(65,826)	(1,176,532)

Total other income (expense)	112,214	(953,262)

Loss before benefit from income taxes	(571,717)	(3,154,109)
Benefit from income taxes	231,510	—

Net loss	(340,207)	(3,154,109)

Dividends on and accretion of mandatorily redeemable convertible preferred stock	(2,596,942)	(482,448)

Net loss attributable to common stockholders	$(2,937,149)	$(3,636,557)

Net loss per common share:
Basic and diluted	$(0.63)	$(1.22)

Weighted average number of common shares outstanding:
Basic and diluted	4,694,561	2,993,061

See accompanying notes.

CARDIONET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007
Operating activities
Net loss	$(340,207)	$(3,154,109)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,647,326	416,248
Loss on disposal of property and equipment	46,313	10,829
(Decrease) increase in deferred rent	(29,384)	105,010
Provision for doubtful accounts	2,343,544	1,717,249
Common stock and stock options issued for services	—	16,200
Amortization of debt discount, including recognition of contingent beneficial conversion	—	487,292
Stock-based compensation	359,881	69,363
Amortization of intangibles	246,096	60,862
Changes in operating assets and liabilities:
Accounts receivable	(5,268,726)	(1,730,729)
Due from related parties	12,759	(17,026)
Prepaid expenses and other current assets	(911,769)	(132,508)
Other assets	614,801	9,514
Accounts payable	(1,041,918)	545,030
Accrued liabilities	3,134,542	2,946,912
Other noncurrent liabilities	—	(44,862)

Net cash provided by operating activities	813,258	1,305,275

Investing activities
Purchases of property and equipment	(1,738,083)	(974,952)
Investment in subsidiary, net of cash acquired	(2,608,280)	(45,906,548)

Net cash used in investing activities	(4,346,363)	(46,881,500)

Financing activities
Net proceeds from issuance of mandatorily redeemable convertible preferred stock	—	102,195,953
Proceeds from issuance of common stock	47,294,052	2,236
Proceeds from issuance of debt	500,062	372,997
Repayment of debt	(380,209)	(5,829,840)
Common stock subject to repurchase	1,681	—

Net cash provided by financing activities	47,415,586	96,741,346

Net increase in cash and cash equivalents	43,882,481	51,165,121
Cash and cash equivalents — beginning of period	18,090,636	3,909,150

Cash and cash equivalents — end of period	$61,973,117	$55,074,271

Supplemental disclosure of cash flow information
Cash paid for interest	$64,010	$2,170,132

Supplemental disclosure of non-cash financing activities
Exercise of stock options under note receivable arrangements	$—	$276,900
Mandatorily redeemable convertible preferred stock issued in connection with bridge loan	$—	$3,303,000
Mandatorily redeemable convertible preferred stock issued in consideration for PDSHeart, Inc acquisition	$—	$1,456,000

See accompanying notes.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Business

CardioNet, Inc. (the Company), a Delaware corporation, provides ambulatory, continuous, real-time outpatient management solutions for monitoring relevant and timely clinical information regarding an individual’s health. The Company spent seven years developing a proprietary integrated patient management platform that incorporates a wireless data transmission network, internally developed software, FDA-cleared algorithms and medical devices and a 24-hour digital monitoring service center. The initial focus of the Company is on the diagnosis and monitoring of cardiac arrhythmias, or heart rhythm disorders, with a solution that is marketed as the CardioNet System. In September 1999, the Company was capitalized as CardioNet, a company focused on helping physicians more rapidly diagnose and more effectively manage therapy for patients with cardiovascular disease. In February 2002, the Company received FDA 510(k) clearance for the first and second generation of its core CardioNet System which automatically detects cardiac rhythm problems and transmits ECG data to a 24/7/365 monitoring center which was opened in Conshohocken, Pennsylvania in July 2002. The CardioNet Monitoring Center provides analysis and response for all incoming ECG data. Currently, the Company provides all arrhythmia monitoring services for the CardioNet System at this location. The Company receives reimbursement for services provided to patients from Medicare and other third-party payors.

On March 8, 2007, the Company acquired PDSHeart, Inc. (“PDSHeart”), a leading cardiac monitoring company, for an aggregate of $51.6 million plus the assumption of $5.2 million in debt.  In addition to the $51.6 million consideration, the Company agreed to pay PDSHeart shareholders $5.0 million of contingent consideration in the event of a qualifying liquidation event, including a public offering or acquisition. The Company’s initial public offering was consummated on March 25, 2008 and, accordingly, the purchase price for the PDSHeart acquisition has been adjusted to $56.6 million to reflect this payment. PDSHeart, now a wholly-owned subsidiary of CardioNet, provides event monitoring, Holter monitoring and pacemaker monitoring services in 48 states, primarily in the southeast. The acquisition has broadened the Company’s geographic coverage and expanded the service offering to include the complete range of cardiac monitoring services.

On February 25, 2008, the Board of Directors of the Company, subject to stockholder approval, approved a reverse stock split of the Company’s common stock at a ratio of one share for every two shares previously held. On March 5, 2008, the stockholders of the Company approved the reverse stock split and the reverse stock split became effective. All common stock share and per-share data included in these consolidated financial statements reflect the reverse stock split.

On March 25, 2008, the Company completed its initial public offering generating net proceeds to the Company of approximately $46.9 million, after deducting underwriter commissions and estimated offering expenses.  The underwriters of the offering were Citigroup Global Markets Inc., Lehman Brothers Inc., Leerink Swann LLC and Thomas Weisel Partners LLC.  Upon the closing of the Company’s initial public offering, all outstanding shares of the Company’s mandatorily redeemable convertible preferred stock and convertible preferred stock converted into shares of common stock.  Therefore, at March 31, 2008, the Company had no shares of preferred stock outstanding.

2.     Summary of Significant Accounting Policies

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the requirements of Form 10-Q and Article 10 of Regulation S-X.

The accompanying consolidated balance sheet as of March 31, 2008, the consolidated statements of operations for the three months ended March 31, 2008 and 2007, and the consolidated statements of cash flows for the three months ended March 31, 2008 and 2007 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which only include normal recurring adjustments  necessary to state fairly the Company’s financial position as of March 31, 2008, and the results of operations and cash flows for the three months ended March 31, 2008 and 2007. The financial data and other information disclosed in these notes to the financial statements related to the three month period are unaudited. The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for any future period.

Net Loss Attributable to Common Shares

The Company computes net loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share (SFAS No. 128). Under SFAS No. 128, basic net loss per share is computed by dividing net loss per share attributable to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods, as applicable.

The following summarizes the potential outstanding common stock of the Company at March 31, 2008 and March 31, 2007.  The convertible preferred stock, the mandatorily redeemable convertible preferred stock and the Series D-1 warrants were converted into shares of the Company’s common stock immediately prior to the consummation of the Company’s initial public offering on March 25, 2008.  All share amounts have been adjusted for the one-for-two reverse stock split effected by the Company on March 5, 2008:

	March 31, 2008	March 31, 2007
Convertible preferred stock (A,B,C,D)	—	8,835,042
Mandatorily redeemable convertible preferred stock	—	4,784,958
Series B warrants	6,250	6,250
Series D-1 warrants	—	482,090
Common stock options outstanding	1,704,804	1,562,739
Common stock options available for grant	533,063	506,033
Common stock held by certain employees and unvested	79,866	—
Common stock	22,985,279	3,153,945

Total	25,309,262	19,331,057

If the outstanding options, warrants and preferred stock were exercised or converted into common stock, the result would be anti-dilutive. Accordingly, basic and diluted net loss attributable to common stockholders per share are identical for both periods presented in the consolidated statements of operations.

Stock-Based Compensation

SFAS No. 123(R), Share-Based Payment, addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires that an entity measure the cost of equity-based service awards based on the grant-date fair value of the award and recognize the cost of such awards over the period during which the employee is required to provide service in exchange for the award (the vesting period). SFAS No. 123(R) requires that an entity measure the cost of liability-based service awards based on current fair value that is re-measured subsequently at each reporting date through the settlement date. The Company accounts for equity awards issued to non-employees in accordance with EITF 96-18, Accounting for Equity Investments that are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services.

Prior to 2006, the Company accounted for grants made under its stock option plan in accordance with APB Opinion No. 25, Accounting for Stock Options Issued to Employees, as permitted under SFAS No. 123. Under APB Opinion No. 25, the Company was only required to recognize compensation expenses for options granted to employees for the difference between the fair value of the underlying common stock and the exercise price of the option at the date of grant. The fair value of these options was determined using the minimum value option pricing model. Since the exercise price of the Company’s stock option grants issued prior to 2006 was equal to the estimated fair value of the underlying stock on the grant date, no compensation expense related to options granted to employees was recognized in prior years.

The Company’s income before income taxes for the quarters ended March 31, 2008 and 2007 was $360,000 and $69,000 lower, respectively, and the Company’s after-tax net income for quarters ended March 31, 2008 and 2007 was $211,000 and $69,000 lower, respectively, as a result of stock-based compensation expense incurred. The impact of stock-based compensation expense was $(0.04) and $(0.02) on the basic or diluted earnings per share for the quarters ended March 31, 2008 and 2007, respectively.

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted after the adoption of SFAS 123R with the following weighted average assumptions:

	Quarter ended March 31, 2008	Quarter ended March 31, 2007
Expected dividend yield	0%	0%
Expected volatility	50%	50%
Risk-free interest rate	2.71%	5.0%
Expected life	6.25 years	6.25 years

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Since the Company’s stock was not publicly traded prior to the closing of its initial public offering, the expected volatility was calculated for each date of grant based on an alternative method. The Company identified similar public entities for which share price information was available and considered the historical volatility of these entities’ share price in estimated expected volatility. The risk-free interest rate is derived from the U.S. Federal Reserve rate in effect at the time of grant. The expected life calculation is based on the observed and expected time to the exercise of options by the Company’s employees based on historical exercise patterns for similar options. Based on the Company’s historical experience of options that cancel before becoming fully vested, the Company has assumed an annualized forfeiture rate of 15% for all options. Under the true-up provision of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated.

Based on the above assumptions, the per share weighted average fair value of the options granted under the stock option plan for the quarters ended March 31, 2008 and 2007 was $12.19 and $5.04, respectively.

The following table summarizes activity under all stock award plans from December 31, 2007 through March 31, 2008:

		Options Outstanding
	Shares		Weighted
	Available	Number	Average
	for Grant	of Shares	Exercise Price
Balance – December 31, 2007	617,534	1,641,616	$6.38
Granted	(307,875)	307,875	$12.19
Canceled	223,404	(223,404)	$5.74
Exercised	—	(21,283)	$1.26

Balance — March 31, 2008	533,063	1,704,804	$7.58

Additional information regarding options outstanding is as follows:

	March 31, 2008	December 31, 2007
Range of exercise price (per option)	$0.70 - $18.30	$0.70 - $9.50
Weighted average remaining contractual life (years)	9.22	9.28

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for the Company beginning January 1, 2008. The Company adopted SFAS No. 157 on January 1, 2008 and it did not have a material effect on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115. SFAS 159 permits entities to choose fair value measurement for many financial instruments and certain other items as of specified election dates. Business entities will thereafter report in earnings the unrealized gains and losses on items for which the fair value option has been chosen. The fair value option may be applied instrument by instrument but may not be applied to portions of instruments and is irrevocable unless a new elections date occurs. The Company did not elect the fair value option of SFAS 159 and thus, the adoption of SFAS No. 159 had no impact on the Company.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 151. SFAS 141(R) establishes new principles and requirements for accounting for business combinations, including recognition and measurement of identifiable assets acquired, goodwill acquired, liabilities assumed and noncontrolling financial interests. SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the potential effect of adoption of SFAS 141(R) and SFAS 160.

3.     Acquisition - PDSHeart, Inc.

On March 8, 2007, the Company acquired all of the outstanding capital stock of PDSHeart for an aggregate purchase price of $51.6 million. The $51.6 million purchase price was comprised of $44.3 million cash at closing, $5.2 million in assumed debt, $1.4 million of transaction expenses and the assumption of a $0.7 million liability related to payments due to certain key employees of PDSHeart upon the one year anniversary of the closing. Approximately $1.5 million of the assumed debt was satisfied through the issuance of 1,456 shares of mandatorily redeemable convertible preferred stock (“MRCPS”) at a value of $1,000 per share. In addition to the $51.6 million consideration, the Company agreed to pay PDSHeart shareholders $5.0 million of contingent consideration in the event of a qualifying liquidation event, including a public offering or acquisition. The Company’s initial public offering was consummated on March 25, 2008 and, accordingly, the purchase price for the PDSHeart acquisition has been adjusted to $56.6 million to reflect this payment.

The acquisition has been included within the consolidated results of operations from March 8, 2007. The Company believes that the acquisition will accelerate its market expansion strategy by providing immediate access to a sales force with existing physician relationships capable of marketing the CardioNet System in areas of the country where it had previously not been sold. A significant portion of the purchase price has been allocated to goodwill. The most significant reason is that 75% of PDSHeart revenues are received as patient reimbursement from medical insurers and Medicare; however the patients are the customers as they determine the economic relationship. There is no long-term intangible asset associated with these patients so no value has been assigned to this revenue stream.

Under the purchase method of accounting, the total purchase price is allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The following is a summary of the purchase price allocation:

Cash and cash equivalents	$509,000
Accounts receivable, net	5,168,000
Property, plant and equipment	4,136,000
Other assets	505,000
Goodwill	45,999,000
Intangible assets:
Trade name	1,810,000
Customer relationships	1,551,000
Non compete agreements	245,000
Other accruals	(344,000)
Other liabilities assumed	(2,984,000)

Net assets acquired	$56,595,000

The intangible assets with definite lives are being amortized on a straight-line basis over lives ranging from two to six years.

In connection with the acquisition of PDSHeart, the Company initiated exit plans for acquired activities that are redundant to the Company’s existing operations. The plan includes the closure of a facility and the elimination of 58 positions in the areas of sales, finance, service and management. In connection with the plan, the Company established reserves of $510,000 included in the purchase price allocation. As of March 31, 2008, none of the positions had been eliminated and the facility has not been closed. The reserve is included in accrued liabilities in the accompanying consolidated balance sheet.

A summary of the reserve activity related to the PDSHeart acquisition integration plan as of March 31, 2008 is as follows:

	Initial Reserves Recorded in Purchase Accounting	Payments/Adjustments through March 31, 2008	Balance as of March 31, 2008
Severance and employee related costs	$366,000	$166,000	$200,000
Rent Abandonment	$144,000	$—	$144,000
Total:	$510,000	$166,000	$344,000

Additionally, the Company incurred expenses of $274,000 in the first quarter of 2008 and expects to incur an additional $625,000 of expense to integrate these functions.  These costs will be expensed as incurred in accordance with the SFAS No. 146, Accounting for Exit or Disposal Activities.

4.     Mandatorily Redeemable Convertible Preferred Stock and Shareholders’ Equity (Deficit)

Mandatorily Redeemable Convertible Preferred Stock

In March 2007, the Company sold 110,000 shares of its mandatorily redeemable convertible preferred stock, or MRCPS, which generated net proceeds to the Company of $102,119,142 ($110,000,000 less offering costs of $7,880,858). The Company also issued 3,383 shares of MRCPS upon conversion of an outstanding bridge loan and 1,456 shares as consideration to a major shareholder of PDSHeart as consideration in the PDSHeart acquisition. Accrued dividends were $6.1 million at March 25, 2008.  The MRCPS original purchase price plus accrued dividends were converted to common shares on March 25, 2008 in connection with the Company’s initial public offering.

Series A, B, C and D Convertible Preferred Stock

From 1999 to 2004, the Company issued convertible preferred stock which generated net proceeds to the Company of $53.5 million. All Series A, B, C and D preferred stock converted to common stock on March 25, 2008 in connection with the Company’s initial public offering.

Preferred Stock Warrants

In connection with a borrowing arrangement provided by a bank, the Company issued a warrant in August 2000 to purchase 12,500 shares of Series B preferred stock at a price of $1.47 per share. The warrant may be exercised at any time on or before August 9, 2010.  In connection with the closing of the Company’s initial public offering on March 25, 2008, this warrant became exercisable for 6,250 shares of the Company’s common stock at a price of $2.94 per share.

In 2005 and 2006, the Company issued 964,189 warrants to purchase shares of its preferred stock at a price of $3.50 per share to the participants in certain bridge financing transactions and to a stockholder in connection with entering into the Amended and Restated Subordinated Promissory Note with a stockholder. As a result of the MRCPS financing, the warrants became exercisable for shares of the Company’s Series D-1 preferred stock. These warrants were automatically net exercised for common stock on March 25, 2008 in connection with the Company’s initial public offering.

5.              San Diego Restructuring

During the first quarter of 2008, the Company initiated plans to consolidate its Finance and Human Resource functions in Pennsylvania. This plan involves the elimination of 7 positions in San Diego. The Company incurred expenses of $0.1 million in the first quarter of 2008 and expects also to incur an additional $0.3 million of expenses to consolidate these functions, which it currently expects to be substantially completed by September 30, 2008. These costs will be expensed as incurred in accordance with the SFAS No. 146, Accounting for Exit or Disposal Activities.

6.     Income Taxes

The Company’s effective tax rate of 41.4% is based on its estimated fiscal 2008 pretax income and does not take into account the utilization of the Company’s net operating loss, credit carryforwards or other deferred income tax assets because the Company is still in the process of determining the timing and manner in which it can utilize such carryforwards and deductions due to limitations in the Internal Revenue Code applicable to changes in ownership of corporations.  The Company is currently conducting an analysis to determine the timing and manner of the utilization of the net operating loss carryforwards. Following the completion of its analysis of the availability of such carryforwards and future income tax deductions, the Company will adjust its tax rate accordingly in future quarters.

The Company has net deferred income tax assets totaling approximately $31.2 million at the end of 2007, consisting primarily of federal and state net operating loss and credit carryforwards. The federal and state net operating loss carryforwards, if unused, will begin to expire in 2010. The federal and state credit carryforwards, if unused, will expire in 2026. Due to uncertainty regarding the ultimate realization of these net operating loss and credit carryforwards and other deferred income tax assets, the Company has established a valuation allowance for most of these assets and will recognize the benefits only as reassessment indicates the benefits are realizable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are the leading provider of ambulatory, continuous, real-time outpatient management solutions for monitoring relevant and timely clinical information regarding an individual’s health. We incorporated in the state of California in March 1994, but did not actively begin developing our product platform until April 2000. From 2000 through 2002, we devoted substantially all of our resources to developing an integrated patient monitoring platform that incorporates a wireless data transmission network, internally developed software, FDA-cleared algorithms and medical devices, and a 24-hour monitoring service center.

In February 2002, we received FDA 510(k) clearance for the first and second generation of our core CardioNet System (Mobile Cardiac Outpatient Telemetry). We opened the CardioNet Monitoring Center in Conshohocken, Pennsylvania in July 2002 and currently provide all of our CardioNet System arrhythmia monitoring at that location. We established our relationship with QUALCOMM Incorporated, which provides us its wireless cellular data connectivity solution and data hosting and queuing services, in May 2003. Pursuant to our agreement with QUALCOMM, we have no fixed or minimum financial commitment. However, in the event that we fail to maintain an agreed-upon number of active cardiac monitoring devices on the QUALCOMM network, QUALCOMM has the right to terminate this agreement.

In November 2006, we received FDA 510(k) clearance for our third generation product, or C3, which we have begun to incorporate as part of our monitoring solution. We had previously received FDA 510(k) clearance for the proprietary algorithm included in our C3 system in October 2005.

In September 2002, we were approved as an Independent Diagnostic Testing Facility for Medicare. The local Medicare carrier in Pennsylvania sets the terms for reimbursement of our CardioNet System for approximately 40 million covered lives. We have also worked to secure contracts with commercial payors. We increased the number of contracts with commercial payors from six at year-end 2003 to 41 at year-end 2004 to 97 at year-end 2005 to 144 at year-end 2006 and to 170 at March 31, 2008. Over this period of time, we estimate that the number of covered commercial lives increased from six million at year-end 2003 to 32 million at year-end 2004 to 70 million at year-end 2005 to 102 million at year-end 2006 and to 176 million at March 31, 2008. The current estimated total of 176 million Medicare and commercial lives for which we had reimbursement contracts as of March 31, 2008 represents approximately 74% of the total covered lives in the United States. The majority of the remaining covered lives are insured by a relatively small number of large commercial insurance companies that, beginning in 2003, deemed the CardioNet System to be “experimental and investigational” and do not currently reimburse us for services provided to their beneficiaries.

On March 8, 2007, we acquired all of the outstanding capital stock of PDSHeart for an aggregate purchase price of $51.6 million. The $51.6 million purchase price was comprised of $44.3 million in cash at closing, $5.2 million in assumed debt, $1.4 million of transaction expenses and the assumption of a $0.7 million liability related to payments due to certain key employees of PDSHeart on March 8, 2008. Approximately $1.5 million of the assumed debt was satisfied through the issuance of 1,456 shares of our mandatorily redeemable convertible preferred stock at an original issue price per share of $1,000. In addition to the $51.6 million of consideration, the Company agreed to pay PDSHeart shareholders $5.0 million of contingent consideration in the event of a qualifying liquidation event, including a public offering or acquisition.  The Company’s initial public offering was consummated on March 25, 2008 and, accordingly, the purchase price for the PDSHeart acquisition has been adjusted to $56.6 million to reflect this payment. The acquisition has been included in our consolidated results of operations since March 8, 2007.  PDSHeart, now a wholly-owned subsidiary of CardioNet, provides event, Holter and pacemaker monitoring services to patients in 48 states, with a concentration of sales in the Southeast. The acquisition has broadened our geographic coverage and expanded our service offerings to include the complete range of cardiac monitoring services.

For our event, Holter and pacemaker monitoring services, we have established Medicare reimbursement and we have 106 direct contracts with commercial payors as of March 31, 2008 representing an estimated 135 million covered lives.

In March 2007, we raised $110 million in mandatorily redeemable convertible preferred stock to, in part, fund the acquisition of PDSHeart.

We have undertaken an initiative to improve our operational efficiency and future profitability in connection with our acquisition of PDSHeart in March 2007, mainly through the integration of operational and administrative functions. The plan, which was approved at the time of the PDSHeart acquisition, includes the closure of a facility and the elimination of 58 positions in the areas of sales, finance, service and management. In connection with the plan, the Company established reserves of $510,000 included in the purchase price allocation.  Additionally, we incurred expenses of $0.3 million of employee-related costs to integrate these functions in the first quarter of 2008 and expect to incur an additional $0.6 million of expenses to integrate these functions. These costs will be expensed as incurred in accordance with the SFAS No. 146, Accounting for Exit or Disposal Activities.

On February 25, 2008, the Board of Directors of the Company, subject to stockholder approval, approved a reverse stock split of the Company’s common stock at a ratio of one share for every two shares previously held. On March 5, 2008, the stockholders of the Company approved the reverse stock split and the reverse stock split became effective.

On March 25, 2008, the Company completed its initial public offering generating net proceeds of approximately $46.9 million after deducting underwriter commissions and estimated offering expenses.

Statements of Operations Overview

Revenues

Our principal source of revenues is patient revenue from cardiac monitoring services. The amount of revenue generated is based on the number of patients enrolled through physician prescriptions and the rates reimbursed to us by commercial payors, physicians, patients and Medicare. Reimbursement rates are set by the Centers for Medicare and Medicaid Services (“CMS”) on a case rate basis for the Medicare program and through negotiations with commercial payors who typically pay a daily monitoring rate. From 2002 through March 2008, our average case rate for monitoring Medicare patients has remained relatively stable. We expect pricing to decline over time in a manner consistent with the introduction and penetration of a premium priced service due to competition, introduction of new technologies and the potential addition of larger commercial payors. Since our CardioNet System services are relatively new and the reimbursement status is evolving, our revenues are subject to fluctuations due to increases or decreases in rates and decisions by payors regarding reimbursement.

For the event, Holter and pacemaker monitoring market we expect the price to be flat or declining as the new generation technology gains wider acceptance in the market. In addition, the established 2007 Medicare rates compared to 2006 for our event monitoring services declined by 3% to 8%, depending on the type of service, and our Holter monitoring services declined 8%. Based on current proposed Medicare rates for 2008 through 2010, we expect this downward reimbursement trend to continue for these services.

We believe the CardioNet System revenues will increase as a percentage of revenues going forward as we emphasize this service, continue our geographic expansion and achieve greater market penetration in existing markets. We expect that the event, Holter and pacemaker monitoring services revenues will be flat or declining in absolute terms as the old technology is replaced and therefore, decrease as a percentage of revenues going forward. Other revenue consists mainly of web hosting services provided to an affiliate of a stockholder. We believe that other revenues will be flat or declining in absolute terms and therefore, decrease as a percentage of revenues going forward. Our revenues are seasonal, as the volume of prescriptions tends to slow down in the summer months due to the more limited use of our monitoring solutions as physicians and patients vacation.

Gross Profit

Gross profit consists of revenues less the cost of revenues which includes:

•                  salaries, benefits and stock-based compensation for personnel providing various services and customer support to physicians and patients including patient enrollment and education, monitoring services, distribution services (scheduling, packaging and delivery of the monitors and sensors to the patients), device repair and maintenance, and quality assurance;

•                  cost of patient-related services provided by third-party subcontractors including device transportation to and from the patient, cellular airtime charges related to transmission of ECGs to the CardioNet Monitoring Center and cost for in-home customer hook-ups when necessary;

•                  consumable supplies sent to patients along with the durable components of the CardioNet System;

•                  depreciation on our monitors; and

•                  service cost related to special project revenues.

For the quarter ended March 31, 2008, our gross profit margin was 62.6%. In general, we expect gross profit margins on the CardioNet System services to remain flat or increase, assuming no changes in reimbursement rates. For our event and Holter monitoring services, we expect gross profit margins to decrease as reimbursement rates decline as currently proposed by CMS.

Sales and Marketing

Sales and marketing expense consists primarily of salaries, benefits and stock-based compensation related to account executives, marketing personnel and contracting personnel, account executive commissions, travel and other reimbursable expenses, and marketing programs such as trade shows and marketing campaigns.

Following the completion of our randomized clinical trial and the PDSHeart acquisition, we made a significant investment in sales and marketing by increasing the number of account executives in new geographies. We had a sales force of 75 account executives as of March 31, 2008 and expect to have 89 account executives by December 31, 2008. We currently have account executives covering 48 states. We also plan to increase our marketing activities. As a result, we expect that sales and marketing expenses will increase in absolute terms, but will remain flat as a percentage of revenues going forward.

Research and Development

Research and development expense consists primarily of salaries, benefits and stock-based compensation of personnel and the cost of subcontractors who work on the development of the hardware and software for our next generation monitors, enhance the hardware and software of our existing monitors and provide quality control and testing. The expenses related to the randomized clinical trial are also included in research and development expenses. We expect that research and development expenses will increase in absolute terms but decrease as a percentage of revenues going forward.

General and Administrative

General and administrative expense consists primarily of salaries, benefits and stock based compensation related to general and administrative personnel, professional fees primarily related to legal and audit fees, facilities expenses and the related overhead, and bad debt expense. We expect that general and administrative expenses will increase in absolute terms due to the significant planned investment in infrastructure to support our growth and the additional expenses related to becoming a publicly traded company, including the increased cost of compliance and increased audit fees resulting from the Sarbanes-Oxley Act. As a percentage of revenues, we expect general and administrative expenses to decline as we grow.

Income Taxes

We have net deferred income tax assets totaling approximately $31.2 million at the end of 2007, consisting primarily of federal and state net operating loss and credit carryforwards. The federal and state net operating loss carryforwards, if unused, will begin to expire in 2010. The federal and state credit carryforwards, if unused, will expire in 2026. Due to uncertainty regarding the ultimate realization of these net operating loss and credit carryforwards and other deferred income tax assets, we have established a valuation allowance for most of these assets and will recognize the benefits only as reassessment indicates the benefits are realizable. The Company is currently conducting an analysis to determine the timing and manner of the utilization of the net operating loss carryforwards and will adjust our tax rate accordingly in future quarters.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which we have prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses and related disclosures. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances; however actual results may differ from these estimates. We review our estimates and judgments on an ongoing basis.

We believe that our accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results. Our significant accounting policies are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Final Prospectus filed with the United States Securities and Exchange Commission pursuant to Rule 424(b) (File No. 333-145547) on March 19, 2008.

Results of Operations

Quarters Ended March 31, 2008 and 2007

Revenues.    Total revenues for the quarter ended March 31, 2008 increased to $25.5 million from $11.1 million for the quarter ended March 31, 2007, an increase of $14.4 million, or 129.4%. This increase of $14.4 million included an increase of $14.3 million in patient revenues, of which $3.5 million was from the event and Holter monitoring business versus the prior year quarter (full quarter effect in 2008, as the PDSHeart acquisition was consummated on March 8, 2007) and $10.7 million was from CardioNet System revenues. In addition, special project revenue increased by $0.1 million due to increased pass-through costs. Of the $10.7 million increase in CardioNet System revenues, $3.6 million was attributed to increased patient revenues from physicians within the geographies that we historically served and $7.1 was due to geographic expansion.

Gross Profit.    Gross profit increased to $15.9 million for the quarter ended March 31, 2008, or 62.6% of revenues, from $7.3 million for the quarter ended March 31, 2007, or 65.9% of revenues. The increase of $8.6 million is primarily due to increased revenue from the CardioNet System and the full quarter effect of the PDSHeart acquisition. As a percentage of revenues, gross profit decreased by 3.3% in the quarter ended March 31, 2008 versus the same quarter last year, primarily due to the inclusion of an entire quarter of lower margin PDSHeart event and Holter monitoring products and a fuel surcharge on device shipments to and from patients.

Sales and Marketing Expense.    Sales and marketing expenses were $5.1 million for the quarter ended March 31, 2008 compared to $3.3 million for the quarter ended March 31, 2007. The increase of $1.8 million is due to the full quarter effect of the PDSHeart acquisition.  As a percent of total revenues, sales and marketing expenses were 20.1% for the quarter ended March 31, 2008 compared to 29.9% for the quarter ended March 31, 2007, a decline of 9.8% as the full quarter effect of the PDSHeart acquisition was more than offset by higher revenue.

Research and Development Expense.    Research and development expenses increased to $1.1 million for the quarter ended March 31, 2008 compared to $1.0 million for the quarter ended March 31, 2007. As a percent of total revenues, research and development expenses declined to 4.5% for the quarter ended March 31, 2008 compared to 8.9% for the quarter ended March 31, 2007, a decline of 4.4% primarily due to higher revenue.

General and Administrative Expense.    General and administrative expenses (including amortization) increased to $9.1 million for the quarter ended March 31, 2008 from $5.2 million for the quarter ended March 31, 2007. This increase of $3.9 million, or 74.3%, was primarily due to an increase in the provision for bad debt ($0.6 million), stock based compensation ($0.3 million), increased legal fees ($0.7 million), increased infrastructure due to increased growth and in preparation of becoming a public company ($1.5 million), and amortization of intangible assets in connection with our acquisition of PDSHeart ($0.2 million). In addition, $0.7 million of this increase was related to the PDSHeart general and administrative expenses, excluding bad debt expense, due to the full quarter effect of the PDSHeart acquisition in 2008. As a percent of total revenues, general and administrative expenses declined to 35.6% for the quarter ended March 31, 2008 compared to 46.9% for the quarter ended March 31, 2007, a decrease of 11.3% as the increase in expense was offset by the higher revenue.

Integration, Restructuring and Other Nonrecurring Charges.    The Company has accrued for integration and restructuring costs as well as $1.0 million related to the resolution of a legal matter for the quarter ended March 31, 2008. Integration charges relating to the PDSHeart acquisition were $0.3 million for the quarter ended March 31, 2008. Restructuring charges relating to consolidating our Finance and Human Resources functions in Pennsylvania were $0.1 million for the quarter ended March 31, 2008. We incurred no integration, restructuring or other nonrecurring charges in the quarter ended March 31, 2007.

In connection with the acquisition of PDSHeart, the Company initiated exit plans for acquired activities that are redundant to the Company’s existing operations. The plan includes the closure of a facility and the elimination of 58 positions in the areas of sales, finance, service and management. In connection with the plan, the Company established reserves of $510,000 included in the purchase price allocation. As of March 31, 2008, no positions have been eliminated and approximately $0.3 million of employee-related expenses have been incurred.

In addition, in March of 2008, the Company initiated restructuring plans to consolidate its Finance and Human Resources functions in Pennsylvania. This plan includes the elimination of 7 positions in California and is currently anticipated to be completed by September 2008. As of March 31, 2008, no positions have been eliminated and approximately $0.1 million of employee-related expenses have been incurred.

Total Interest Income/Expense, Net.    Net interest income was $0.1 million for the quarter ended March 31, 2008 compared to net interest expense of $1.0 million for the quarter ended March 31, 2007. This decrease in interest expense on a net basis is due to the payoff of debt which occurred as a result of a preferred stock financing completed by us in March 2007.

Income Taxes.    The Company’s effective tax rate was 41.4% for the quarter ended March 31, 2008.  This compares to no income tax benefit or expense for the quarter ended March 31, 2007. The effective tax rate is based on our estimated fiscal 2008 pretax income and does not take into account our net operating loss carryforwards and other future income tax deductions because we are still in the process of determining the timing and manner in which we can utilize such carryforwards and deductions due to limitations in the Internal Revenue Code applicable to changes in ownership of corporations. The Company has approximately $62 million in federal net operating losses as of December 31, 2007 to offset future taxable income expiring in various years through 2026.  Following the completion of our analysis of the availability of such carryforwards and future income tax deductions we will adjust our tax rate accordingly in future quarters.

Net Loss.    Net loss was $0.3 million for the quarter ended March 31, 2008 compared to a net loss of $3.2 million for the quarter ended March 31, 2007. As a percent of total revenues, net loss was 1.0% for the quarter ended March 31, 2008 compared to a net loss of 28.4% for the quarter ended March 31, 2007.

Liquidity and Capital Resources

From our inception in 1999 through March 31, 2008, we did not generate sufficient cash flows to fund our operations and the growth of our business. As a result, prior to the completion of our initial public offering, our operations were financed primarily through the private placement of equity securities and both long-term and short-term debt financings.  Notably, we completed a financing involving shares of our mandatorily redeemable convertible preferred stock in March 2007, in which we received net proceeds of approximately $102.1 million, and completed our initial public offering in March 2008, in which we received net proceeds, after underwriting discounts and offering expenses, of approximately $46.9 million. Through March 31, 2008, we funded our business primarily through the following:

•                  initial public offering that provided net proceeds of approximately $46.9 million, after deducting underwriting commissions and estimated offering expenses;

•                  issuance of mandatorily redeemable convertible preferred stock that provided gross proceeds of $110 million, of which $45.9 million was used to acquire PDSHeart;

•                  issuance of preferred stock that provided gross proceeds of $53.7 million;

•                  a term loan of $23.3 million from Guidant Investment Corporation, which was repaid on August 15, 2007; and

•                  bank debt from Silicon Valley Bank consisting of a term loan of $3.0 million, which was repaid on April 1, 2008, and a working capital line secured by accounts receivable of $1.9 million, which was repaid from the proceeds of the mandatorily redeemable convertible preferred stock.

As of March 31, 2008, our principal source of liquidity was cash totaling $62.0 million and net accounts receivable of $25.6 million.

Our cash flow from operations decreased by $0.5 million to $0.8 million in the first quarter of 2008 from $1.3 million in the first quarter of 2007. The decrease is primarily due to changes in accounts receivable, accounts payable and accrued liabilities as a result of our growth, partially offset by favorable net income growth as adjusted to exclude non-cash depreciation and amortization.

We used net cash in investing activities of $4.3 million in the first quarter of 2008, compared to $46.9 million in the first quarter of 2007, a decrease of $42.6 million. The decrease is primarily due to the consummation of the PDSHeart acquisition in March 2007 for a net cash effect of $45.9 million, partially offset by additional cash payments to PDSHeart shareholders in 2008 of $2.6 million as a result of the contingent note payment due as a result of our initial public offering and additional expenditures of $0.8 million in 2008 to support our growth.

We generated net cash from financing activities of $47.4 million in the first quarter of 2008, compared to $96.7 million in the first quarter of 2007, a decrease of $49.3 million. The decrease is primarily due to the mandatorily redeemable convertible preferred financing in the first quarter of 2007 which generated net proceeds of $102.1 million, partially offset by the retirement of the PDSHeart debt of $5.8 million in 2007 and the initial public offering net cash proceeds of $47.3 million, excluding offering expenses not yet paid, generated in the first quarter of 2008.

We believe that our existing cash and cash equivalent balances and revenues from our operations will be sufficient to meet our anticipated cash requirements for the foreseeable future.

Our future funding requirements will depend on many factors, including:

•                  the costs associated with developing, manufacturing and building our inventory of our future monitoring solutions;

•                  the costs of hiring additional personnel and investing in infrastructure to support future growth;

•                  the reimbursement rates associated with our products and services;

•                  actions taken by the FDA and other regulatory authorities affecting the CardioNet System and competitive products;

•                  our ability to secure contracts with additional commercial payors providing for the reimbursement of our services;

•                  the emergence of competing technologies and products and other adverse market developments;

•                  the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights or defending against claims of infringement by others; and

•                  the costs of investing in additional lines of business outside of arrhythmia monitoring solutions.

To the extent that we raise additional capital by issuing equity securities, our stockholders’ ownership will be diluted. In addition, if we determine that we need to raise additional capital, such capital may not be available on reasonable terms, or at all. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring additional debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our cash and cash equivalents as of March 31, 2008 consisted primarily of cash and money market funds with maturities of less than 90 days.  The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while, at the same time, maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, our investment policy allows us to maintain a portfolio of cash equivalents and short term investments in a variety of securities including money market funds and corporate debt securities. Due to the short term nature of our investments, we believe we have no material exposure to interest rate risk.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, or SEC, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, or Exchange Act, prior to the filing of this report we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings.

On November 26, 2007, we filed a lawsuit against LifeWatch Corp. and certain of its employees in the United States District Court for the Northern District of Illinois, Eastern Division. In the action, we allege several causes of action including trade secret misappropriation, breach of contract, fraud, and unfair competition arising from actions of LifeWatch and its employees to unlawfully obtain, use, inspect and test two of our CardioNet System kits. On January 4, 2008, LifeWatch responded by filing counterclaims in the action against us. In its counterclaims, LifeWatch alleged that we misappropriated trade secrets of LifeWatch through inspection of a LifeWatch device, and that we have made misleading advertising and marketing statements relating to LifeWatch. In May 2008, the parties entered into a settlement agreement pursuant to which the parties amicably agreed to resolve the lawsuit with dismissal by both sides of all claims pending in the lawsuit.

Item 1A.  Risk Factors.

You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report and in our other public filings in evaluating our business. We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in our final prospectus filed by the Company with the Securities and Exchange Commission on March 19, 2008 relating to the Company’s Registration Statement on Form S-1/A (File No. 333-145547) for the Company’s initial public offering. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Risks related to our business and industry

*We have a history of net losses and may never become profitable.

We have incurred net losses from our inception through March 31, 2008, including net losses of $0.3 million for the quarter ended March 31, 2008 and $11.5 million for the year ended December 31, 2007.  As of March 31, 2008, we had total stockholders’ deficit of approximately $82.1 million. We expect our operating expenses to increase as we, among other things:

•                  expand our sales and marketing activities;

•                  invest in designing, manufacturing and building our inventory of future generations of the CardioNet System;

•                  hire additional personnel;

•                  invest in infrastructure; and

•                  incur the additional expenses associated with being a public company.

With increasing expenses, we will need to continue to substantially increase our revenues to become profitable. Because of the risks and uncertainties associated with further developing and marketing the CardioNet System, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

Our business is dependent upon physicians prescribing our services; if we fail to obtain those prescriptions, our revenues could fail to grow and could decrease.

The success of our business is dependent upon physicians prescribing our services for patients and cross-selling the respective CardioNet and PDSHeart customer bases. Our success in obtaining prescriptions and cross-selling will be directly influenced by a number of factors, including:

•                  the ability of the physicians with whom we work to obtain sufficient reimbursement and be paid in a timely manner for the professional services they provide in connection with the use of our arrhythmia monitoring solutions, particularly the CardioNet System;

•                  our ability to educate physicians regarding, and convince them of, the benefits of the CardioNet System over existing treatment methods such as Holter monitors and event monitors; and

•                  the perceived clinical efficacy of the CardioNet System.

If we are unable to educate physicians regarding the benefits of the CardioNet System, obtain sufficient prescriptions and cross-sell our respective customer bases, revenues from the provision of our arrhythmia monitoring solutions could fail to grow and could decrease.

We and the physicians with whom we work are dependent upon reimbursement for the fees associated with our services; the absence or inadequacy of reimbursement would cause our revenues to fail to grow or decrease.

We receive reimbursement for our services from commercial payors and from Medicare Part B carriers where the services are performed on behalf of the Centers for Medicare and Medicaid Services, or CMS. The Medicare Part B carriers in each state change from time to time, which may result in changes to our reimbursement rates, increased administrative burden and reimbursement delays.

In addition, our prescribing physicians receive reimbursement for professional interpretation of the information provided by our products and services from commercial payors or Medicare carriers within the state where they practice. The efficacy, safety, performance and cost-effectiveness of our products and services, on a stand-alone basis and relative to competing services, will determine the availability and level of reimbursement we and our prescribing physicians receive. Our ability to successfully contract with payors is critical to our business because physicians and their patients will select arrhythmia monitoring solutions other than ours in the event that payors refuse to adequately reimburse our technical fees and physicians’ professional fees.

Many commercial payors refuse to enter into contracts to reimburse the fees associated with medical devices or services that such payors determine to be “experimental and investigational”. Commercial payors typically label medical devices or services as “experimental and investigational” until such devices or services have demonstrated product superiority evidenced by a randomized clinical trial. We completed a clinical trial in which the CardioNet System provided higher diagnostic yield than traditional loop event monitoring. Prior to our clinical trial, the CardioNet System was labeled “experimental and investigational” by 21 targeted commercial payors, representing approximately 95 million covered lives. Subsequent to our trial, three commercial payors, representing over 26 million covered lives, removed the designation of the CardioNet System as “experimental and investigational”. Several of the remaining payors, however, have informed us that they do not believe the data from this trial justifies the removal of this designation. Other commercial payors may also find the data from our clinical trial not compelling. Additional commercial payors may also label the CardioNet System as “experimental and investigational” and, as a result, refuse to reimburse the technical and professional fees associated with the CardioNet System.

Administration of the claims process for the many commercial payors is complex. As a result we sometimes bill payors for services for which we have no reimbursement contract. These payors may require that we return any funds that they pay in respect of these claims.

If commercial payors or Medicare decide not to reimburse our services or the related services provided by physicians, or the rates of such reimbursement change, or if we fail to properly administer claims, our revenues could fail to grow and could decrease.

Reimbursement by Medicare is highly regulated and subject to change; our failure to comply with applicable regulations, could decrease our revenues and may subject us to penalties or have an adverse impact on our business.

We receive approximately 33% of our revenues as reimbursement from Medicare. The Medicare program is administered by Centers for Medicare & Medicaid Services, or CMS, which imposes extensive and detailed requirements on medical services providers, including, but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims, how we operate our monitoring facilities and how and where we provide our arrhythmia monitoring solutions. Our failure to comply with applicable Medicare rules could result in discontinuing our reimbursement under the Medicare payment program, our being required to return funds already paid to us, civil monetary penalties, criminal penalties and/or exclusion from the Medicare program.

In addition, reimbursement from Medicare is subject to statutory and regulatory changes, local and national coverage decisions, rate adjustments and administrative rulings, all of which could materially affect the range of services covered or the reimbursement rates paid by Medicare for use of our arrhythmia monitoring solutions. For example, CMS adopted a new payment policy in January 2007 that reduced the rate of reimbursement for a number of services reimbursed by Medicare. Although this modification to Medicare’s reimbursement rates did not affect the amount paid by Medicare for reimbursement of the fees associated with the CardioNet System, it resulted in the reduction of reimbursement rates for event services by 3% to 8%, depending on the type of service, and Holter services by 8% as compared to the corresponding rates in effect in 2006. Based on current proposed Medicare rates for 2008 through 2010, we expect that reimbursement for event and Holter services will continue to decline at an annual rate similar to 2007. In addition, we cannot predict whether future modifications to Medicare’s reimbursement policies could reduce or eliminate the amounts we receive from Medicare for the solutions we provide. In addition, Medicare’s reimbursement rates can affect the rate that commercial payors are willing to pay for our products and services. Consequently, any future elimination, limitation or reduction in the reimbursement rates provided by Medicare for our arrhythmia monitoring solutions could result in a reduction in the rates we receive from commercial payors.

Reimbursement for the CardioNet System by Medicare and other commercial payors is complicated by the lack of a specific Current Procedural Terminology, or CPT, code, which may result in lower prescription rates or varying reimbursement rates.

When we bill Medicare and certain other commercial payors for the service we provide in connection with the CardioNet System, we submit the bill using the nonspecific billing, or CPT, code “93799”. Unlike dedicated CPT codes approved by the American Medical Association, or AMA, and CMS, claims using non-specific codes may require semi-automated or manual processing, as well as additional review by payors. The claims processing requirements associated with a nonspecific code can make our services less attractive to physicians because added time and effort is often required in order to receive payment for their services. Furthermore, the Medicare reimbursement rate for non-specific codes is determined by local Medicare carriers. As a result, the reimbursement rates relating to our CardioNet System are subject to change without notice.

A request to the AMA for a specific CPT code that describes our CardioNet System has been made. The request was discussed and voted upon by the CPT Editorial Panel at its public October 2007 meeting. The results of the vote are confidential. We have been informally advised that the CPT Editorial Panel voted in favor of the request. However, the results of the vote are subject to change until such results are published in the fall of 2008. If the request is officially approved by the AMA CPT Editorial Panel, the specific CPT code would be published in the fall of 2008 and would be available for use in 2009. However, we cannot guarantee that we will receive a specific CPT code for the CardioNet System in that timeframe, or ever. Moreover, if we do receive a CPT code, the reimbursement rate associated with that code, which would be subject to change on an annual basis through a public notice and comment process, may be lower than our current reimbursement rates.

*A reduction in sales of our services or a loss of one or more of our key commercial payors would adversely affect our business and operating results.

A small number of commercial payors represent a significant percentage of our revenues. In the quarter ended March 31, 2008, our top 10 commercial payors by revenues accounted for approximately 27.8% of our total revenues. Our agreements with these commercial payors typically allow either party to the contract to terminate the contract by providing between 60 and 120 days prior written notice to the other party at any time following the end of the initial term of the contract. Our commercial payors may elect to terminate or not to renew their contracts with us for any reason and, in some instances can unilaterally change the reimbursement rates they pay. In the event any of our key commercial payors terminate their agreements with us, elect not to renew their agreements with us or elect not to enter into new agreements with us upon expiration of their agreements with us on terms as favorable as our current agreements, our business, operating results and prospects would be adversely affected.

Consolidation of commercial payors could result in payors eliminating coverage of our CardioNet System or reduced reimbursement rates for our CardioNet System.

The commercial payor industry is undergoing significant consolidation. When payors combine their operations, the combined company may elect to reimburse our CardioNet System at the lowest rate paid by any of the participants in the consolidation. If one of the payors participating in the consolidation does not reimburse for the CardioNet System at all, the combined company may elect not to reimburse for the CardioNet System. Our reimbursement rates tend to be lower for larger payors. As a result, as payors consolidate, our average reimbursement rate may decline.

Our acquisition of PDSHeart, as well as any other companies or technologies we may acquire in the future, could prove difficult to integrate and may disrupt our business and harm our operating results and prospects.

Our acquisition of PDSHeart involves numerous risks, including the risk that we will not take advantage of the cross-selling opportunities brought about by the acquisition. In addition, our acquisition of PDSHeart, as well as acquisitions in which we may engage in the future, involve risks associated with our assumption of the liabilities of an acquired company, which may be liabilities that we were or are unaware of at the time of the acquisition, potential write-offs of acquired assets and potential loss of the acquired company’s key employees or customers.

We may encounter difficulties in successfully integrating our operations, technologies, services and personnel with that of the acquired company, and our financial and management resources may be diverted from our existing operations. For example, following our acquisition of PDSHeart we have offices in Pennsylvania, California, Florida, Georgia and Minnesota. Our offices in multiple states create a strain on our ability to effectively manage our operations and key personnel. If we elect to consolidate our facilities we may lose key personnel unwilling to relocate to the consolidated facility, may have difficulty hiring appropriate personnel at the consolidated facility and may have difficulty providing continuity of service through the consolidation.

Physician and patient satisfaction or performance problems with an acquired business, technology, service or device could also have a material adverse effect on our reputation. Additionally, potential disputes with the seller of an acquired business or its employees, suppliers or customers and amortization expenses related to goodwill and other intangible assets could adversely affect our business, operating results and financial condition.

We may not be able to realize the anticipated benefits of the PDSHeart acquisition or any other acquisition we may pursue or to profitably deploy acquired assets. If we fail to properly evaluate and execute acquisitions, our business may be disrupted and our operating results and prospects may be harmed.

*If we are unable to manage our expected growth, our revenues and operating results may be adversely affected.

Our business plans call for rapid expansion of our sales and marketing operations and growth of our research and development, product development and administrative operations. We had a sales force of 75 account executives at March 31, 2008. We intend to expand our sales force to 89 individuals by December 31, 2008. We expect this expansion will place a significant strain on our management and operational and financial resources. Our current and planned personnel, systems, procedures and controls may not be adequate to support our anticipated growth. To manage our growth we will be required to improve existing and implement new operational and financial systems, procedures and controls and expand, train and manage our growing employee base. If we are unable to manage our growth effectively, revenue growth may not be realized or may not be sustainable, may not result in improved operating results or earnings, and our business, financial condition and results of operations could be harmed.

Our business is dependent upon having sufficient monitors and sensors. If we do not have enough monitors or sensors or experience delays in manufacturing, we may be unable to fill prescriptions in a timely manner, physicians may elect not to prescribe the CardioNet System, and our revenues and growth prospects could be harmed.

When a physician prescribes the CardioNet System to a patient, our customer service department begins the patient hook-up process, which includes procuring a monitor and sensors from our distribution department and sending them to the patient. While our goal is to provide each patient with a monitor and sensors in a timely manner, we have experienced and may in the future experience delays due to the availability of monitors, primarily when converting to a new generation of monitor or, more recently, in connection with the increase in prescriptions following our acquisition of PDSHeart.

We may also experience shortages of monitors or sensors due to manufacturing difficulties. Multiple suppliers provide the components used in the CardioNet System, but our facilities in San Diego, California are registered and approved by the United States Food and Drug Administration, or FDA, as the ultimate manufacturer of the CardioNet System. Our manufacturing operations could be disrupted by fire, earthquake or other natural disaster, a work stoppage or other labor-related disruption, failure in supply or other logistical channels, electrical outages or other reasons. If there was a disruption to our facilities in San Diego, we would be unable to manufacture the CardioNet System until we have restored and re-qualified our manufacturing capability or developed alternative manufacturing facilities.

Our success in obtaining future prescriptions from physicians is dependent upon our ability to promptly deliver monitors and sensors to our patients, and a failure in this regard would have an adverse effect on our revenues and growth prospects.

Interruptions or delays in telecommunications systems or in the data services provided to us by QUALCOMM or the loss of our wireless or data services could impair the delivery of our CardioNet System services.

The success of the CardioNet System is dependent upon our ability to store, retrieve, process and manage data and to maintain and upgrade our data processing and communication capabilities. The monitors we use in connection with the CardioNet System rely on a third party wireless carrier to transmit data over its data network during times that the monitor is removed from its base. All data sent by our monitors via this wireless data network or via landline is routed directly to QUALCOMM data centers and subsequently routed to our monitoring center. We are dependent upon these third parties to provide data transmission and data hosting services to us. We do not have an agreement directly with this third party wireless carrier. Although we do have an agreement with QUALCOMM that has an initial termination date in September 2010, QUALCOMM may terminate its agreement with us if certain conditions occur, including if QUALCOMM’s agreement with the third party wireless carrier terminates or in the event we fail to maintain an agreed-upon number of active cardiac monitoring devices on the QUALCOMM network. We have no control over the status of the agreement between QUALCOMM and the wireless carrier. If we fail to maintain our relationships with QUALCOMM or if we lose wireless carrier services, we would be forced to seek alternative providers of data transmission and data hosting services, which might not be available on commercially reasonable terms or at all.

As we expand our commercial activities, an increased burden will be placed upon our data processing systems and the equipment upon which they rely. Interruptions of our data networks or the data networks of QUALCOMM for any extended length of time, loss of stored data or other computer problems could have a material adverse effect on our business, financial condition and results of operations. Frequent or persistent interruptions in our arrhythmia monitoring services could cause permanent harm to our reputation and could cause current or potential users of the CardioNet System or prescribing physicians to believe that our systems are unreliable, leading them to switch to our competitors. Such interruptions could result in liability, claims and litigation against us for damages or injuries resulting from the disruption in service.

Our systems are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, break-ins, sabotage, and acts of vandalism. Despite any precautions that we may take, the occurrence of a natural disaster or other unanticipated problems could result in lengthy interruptions in these services. We do not carry business interruption insurance to protect against losses that may result from interruptions in service as a result of system failures. Moreover, the communications and information technology industries are subject to rapid and significant changes, and our ability to operate and compete is dependent in significant part on our ability to update and enhance the communication technologies used in our systems and services.

The market for arrhythmia monitoring solutions is highly competitive. If our competitors are able to develop or market monitoring solutions that are more effective, or gain greater acceptance in the marketplace, than any solutions we develop, our commercial opportunities will be reduced or eliminated.

The market for arrhythmia monitoring solutions is evolving rapidly and becoming increasingly competitive. Our industry is highly fragmented and characterized by a small number of large providers and a large number of smaller regional service providers. These third parties compete with us in marketing to payors and prescribing physicians, recruiting and retaining qualified personnel, acquiring technology and developing solutions complementary to our programs. In addition, as companies with substantially greater resources than ours enter our market, we will face increased competition. If our competitors are better able to develop and patent arrhythmia monitoring solutions than us, or develop more effective and/or less expensive arrhythmia monitoring solutions that render our solutions obsolete or non-competitive or deploy larger or more effective marketing and sales resources than ours, our business will be harmed and our commercial opportunities will be reduced or eliminated.

If we need to raise additional funding in the future, we may be unable to raise such capital when needed, or at all, and the terms of such capital may be adverse to our stockholders.

We believe that the net proceeds from our initial public offering, together with our existing cash and cash equivalent balances, will be sufficient to meet our anticipated cash requirements for the foreseeable future. However, our future funding requirements will depend on many factors, including:

•                  the costs associated with manufacturing and building our inventory of our next generation C3 monitor;

•                  the costs of hiring additional personnel and investing in infrastructure to support future growth;

•                  the reimbursement rates associated with our products and services;

•                  actions taken by the FDA, CMS and other regulatory authorities affecting the CardioNet System and competitive products;

•                  our ability to secure contracts with additional commercial payors providing for the reimbursement of our services;

•                  the emergence of competing technologies and products and other adverse market developments;

•                  the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights or defending against claims of infringement by others; and

•                  the costs of investing in additional lines of business outside of arrhythmia monitoring solutions.

If we need to, or choose to, raise additional capital in the future, such capital may not be available on reasonable terms, or at all. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and financial ratios that may restrict our ability to operate our business.

Our manufacturing facilities and the manufacturing facilities of our suppliers must comply with applicable regulatory requirements. If we or our suppliers fail to achieve or maintain regulatory approval of these manufacturing facilities, our growth could be limited and our business could be harmed.

We currently manufacture the monitors and sensors for the CardioNet System in San Diego, California. Monitors used in the provision of services by PDSHeart are purchased from several third parties. In order to maintain compliance with FDA and other regulatory requirements, our manufacturing facilities must be periodically re-evaluated and qualified under a quality system to ensure they meet production and quality standards. Suppliers of components of and products used to manufacture the CardioNet System and the manufacturers of the monitors used in the provision of services by PDSHeart must also comply with FDA and foreign regulatory requirements, which often require significant resources and subject us and our suppliers to potential regulatory inspections and stoppages. We or our suppliers may not satisfy these requirements. If we or our suppliers do not maintain regulatory approval for our manufacturing operations, our business would be harmed.

Our dependence on a limited number of suppliers may prevent us from delivering our devices on a timely basis.

We currently rely on a limited number of suppliers of components for the CardioNet System. If these suppliers became unable to provide components in the volumes needed or at an acceptable price, we would have to identify and qualify acceptable replacements from alternative sources of supply. Qualifying suppliers is a lengthy process. Delays or interruptions in the supply of our requirements could limit or stop our ability to provide sufficient quantities of devices on a timely basis, meet demand for our services, which could have a material adverse effect on our business, financial condition and results of operations.

We could be subject to medical liability or product liability claims which may not be covered by insurance and which would adversely affect our business and results of operations.

The design, manufacture and marketing of services of the types we provide entail an inherent risk of product liability claims. Any such claims against us may require us to incur significant defense costs, irrespective of whether such claims have merit. In addition, we provide information to health care providers and payors upon which determinations affecting medical care are made, and claims may be made against us resulting from adverse medical consequences to patients resulting from the information we provide. In addition, we may become subject to liability in the event that the monitors and sensors we use fail to correctly record or transfer patient information or if we provide incorrect information to patients or health care providers using our services. We have also agreed to indemnify QUALCOMM for any claims resulting from the provision of our services. If we incur one or more significant claims against us, if we are required to indemnify QUALCOMM as a result of the provision of our services, or if we are required to undertake remedial actions in response to any such claims, such claims or actions would adversely affect our business and results of operations.

Our liability insurance is subject to deductibles and coverage limitations. In addition, our current insurance may not continue to be available to us on acceptable terms, if at all, and, if available, the coverages may not be adequate to protect us against any future claims. If we are unable to obtain insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect against any claims against us, we will be exposed to significant liabilities, which may harm our business.

*If we do not obtain and maintain adequate protection for our intellectual property, the value of our technology and devices may be adversely affected.

Our business and competitive positions are dependent in part upon our ability to protect our proprietary technology. To protect our proprietary rights, we rely on a combination of trademark, copyright, patent, trade secret and other intellectual property laws, employment, confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements and protective contractual provisions with other third parties. We attempt to protect our intellectual property position by filing trademark applications and U.S., foreign and international patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business.

As of March 31, 2008, we had 14 issued U.S. patents, seven foreign patents and 42 pending U.S., foreign and international patent applications relating to various aspects of the CardioNet System. As of March 31, 2008, we also had 14 trademark registrations and one pending trademark application in the United States for a variety of word marks and slogans. We do not believe that any single patent, trademark or other intellectual property right of ours, or combination of our intellectual property rights, is likely to prevent others from competing with us using a similar business model. There are many issued patents and patent applications held by others in our industry and the electronics field. Our competitors may independently develop technologies that are substantially similar or superior to our technologies, or design around our patents or other intellectual property to avoid infringement. In addition, we may not apply for a patent relating to products or processes that are patentable, we may fail to receive any patent for which we apply or have applied, and any patent owned by us or issued to us could be circumvented, challenged, invalidated, or held to be unenforceable, or rights granted thereunder may not adequately protect our technology or provide a competitive advantage to us. For example, with respect to one of our U.S. patents, we have a corresponding foreign patent, the claims of which were amended substantially more so than in the United States, to overcome art that was of record in the U.S. patent. If a third-party challenges the validity of any patents or proprietary rights of ours, we may become involved in intellectual property disputes and litigation that would be costly and time-consuming.

Although third parties may infringe our patents and other intellectual property rights, we may not be aware of any such infringement, or we may be aware of potential infringement but elect not to seek to prevent such infringement or pursue any claim of infringement, and the third party may continue its potentially infringing activities. Any decision whether or not to take further action in response to potential infringement of our patent or other intellectual property rights may be based on any one or more of a variety of factors, such as the potential costs and benefits of taking such action, and business and legal issues and circumstances. Litigation of claims of infringement of a patent or other intellectual property rights may be costly and time-consuming and divert the attention of key company personnel, and may not be successful or result in any significant recovery of compensation for any infringement or enjoining of any infringing activity. Litigation or licensing discussions may also involve or lead to counterclaims that could be brought by a potential infringer to challenge the validity or enforceability of our patents and other intellectual property.

To protect our trade secrets and other proprietary information, we generally require our employees, consultants, contractors and outside collaborators to enter into written nondisclosure agreements. These agreements, however, may not provide adequate protection to prevent any unauthorized use, misappropriation or disclosure of our trade secrets, know-how or other proprietary information. These agreements may be breached, and we may not become aware of, or have adequate remedies in the event of, any such breach. Also, others may independently develop the same or substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

*Our ability to market our services may be impaired by the intellectual property rights of third parties.

Our success is dependent in part upon our ability to avoid infringing the patents or proprietary rights of others. Our industry and the electronics field are characterized by a large number of patents, patent filings and frequent litigation based on allegations of patent infringement. Competitors may have filed applications for or have been issued patents and may obtain additional patents and proprietary rights related to devices, services or processes that we compete with or are similar to ours. We may not be aware of all of the patents or patent applications potentially adverse to our interests that may have been or may later be issued to or filed by others. U.S. patent applications may be kept confidential while pending in the Patent and Trademark Office. If other companies have or obtain patents relating to our products or services, we may be required to obtain licenses to those patents or to develop or obtain alternative technology. We may not be able to obtain any such licenses on acceptable terms, or at all. Any failure to obtain such licenses could impair or foreclose our ability to make, use, market or sell our products and services.

Based on the litigious nature of our industry and the electronics field and the fact that we may pose a competitive threat to some companies who own or control various patents, it is always possible that one or more third parties may assert a patent infringement claim seeking damages and to enjoin the manufacture, use, sale and marketing of our products and services. If a third-party asserts that we have infringed its patent or proprietary rights, we may become involved in intellectual property disputes and litigation that would be costly and time-consuming and could impair or foreclose our ability to make, use, market or sell our products and services. For example, a competitor initiated a patent infringement lawsuit against us in November 2004, which we defended and ultimately settled in March 2006. Other lawsuits may have already been filed against us without our knowledge. Additionally, we have received and expect to continue to receive notices from other third parties suggesting or asserting that we are infringing their patents and inviting us to license such patents. We do not believe, however, that we are infringing any third party’s patents or that a license to any such patents is necessary. Should litigation over such patents arise, which could occur if, for example, a third party files a lawsuit alleging infringement of such patents or if we file a lawsuit challenging such patents as being invalid or unenforceable, we intend to vigorously defend against any allegation of infringement. If we are found to infringe the patent or intellectual property rights of others, we may be required to pay damages, stop the infringing activity or obtain licenses or rights to the patents or other intellectual property in order to use, manufacture, market or sell our products and services. Any required license may not be available to us on acceptable terms or at all. If we succeed in obtaining such licenses, payments under such licenses would reduce any earnings from our products. In addition, licenses may be non-exclusive and, accordingly, our competitors may have access to the same technology as that which may be licensed to us. If we fail to obtain a required license or are unable to alter the design of our product candidates to make a license unnecessary, we may be unable to manufacture, use, market or sell our products and services, which could significantly affect our ability to achieve, sustain or grow our commercial business. Moreover, regardless of the outcome, patent litigation against or by us could significantly disrupt our business, divert our management’s attention and consume our financial resources. We cannot predict if or when any third party will file suit for patent or other intellectual property infringement.

*We are highly dependent on our Executive Chairman, President and Chief Executive Officer, Chief Financial Officer and other key employees, and if we are not able to retain them or to recruit and retain additional qualified personnel, our business may suffer.

We are highly dependent upon our Executive Chairman, President and Chief Executive Officer, Chief Financial Officer and other key employees. The loss of their services could have a material adverse effect on our business, financial condition and results of operations. In particular, our Executive Chairman, James M. Sweeney, and our President and Chief Executive Officer, Arie Cohen, are critical to our operations. The employment of our executive officers and key employees with us is “at will”, and each employee can terminate his or her relationship with us at any time. We do not carry “key person” life insurance on any of our employees other than James M. Sweeney, our Executive Chairman.

We will need to hire additional senior executives and qualified scientific, commercial, regulatory, sales, quality assurance and control and administrative personnel as we continue to expand our commercial activities. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel among companies that provide arrhythmia monitoring solutions. We have offices in Pennsylvania, California, Florida, Georgia and Minnesota. Competition for personnel with arrhythmia monitoring experience in each of those areas is intense. If we fail to identify, attract, retain and motivate these highly skilled personnel, or if we lose current employees, we may be unable to continue our business operations.

*Our business operations could be significantly disrupted if we fail to properly integrate our management team.

Our Chief Executive Officer and Chief Financial Officer recently joined CardioNet and are being integrated into our management team. Each of these officers will have significant responsibility for our operations and success, but have only limited experience with our business. If they do not smoothly and rapidly develop knowledge of our business and integrate with our existing management, our business operations could be significantly disrupted.

If we fail to obtain and maintain necessary FDA clearances, our business would be harmed.

The monitors and sensors that we manufacture and sell as part of the CardioNet System are classified as medical devices and are subject to extensive regulation by the FDA. Further, we maintain establishment registration with the FDA as a distributor of medical devices. FDA regulations govern manufacturing, labeling, promotion, distribution, importing, exporting, shipping and sale of these devices.

The CardioNet System, including our C3 monitor, and our arrhythmia detection algorithms have “510(k) clearance” status from the FDA. Modifications to the CardioNet System or our algorithms that could significantly affect safety or effectiveness, or that could constitute a significant change in intended use, would require a new clearance from the FDA. If in the future we make changes to the CardioNet System or our algorithms, the FDA could determine that such modifications require new FDA clearance, and we may not be able to obtain such FDA clearances in a timely fashion or at all.

We are subject to continuing regulation by the FDA, including quality regulations applicable to the manufacture of the CardioNet System and various reporting regulations and regulations that govern the promotion and advertising of medical devices. The FDA could find that we have failed to comply with one of these requirements, which could result in a wide variety of enforcement actions, ranging from a warning letter to one or more severe sanctions, including the following:

•                  fines, injunctions and civil penalties;

•                  recall or seizure of the CardioNet System;

•                  operating restrictions, partial suspension or total shutdown of production;

•                  refusal to grant 510(k) clearance of new components or algorithms;

•                  withdrawing 510(k) clearance already granted to one or more of our existing components or algorithms; and

•                  criminal prosecution.

Any of these enforcement actions could be costly and significantly harm our business, financial condition and results of operations.

Enforcement of federal and state laws regarding privacy and security of patient information may adversely affect our business, financial condition or operations.

The use and disclosure of certain health care information by health care providers and their business associates have come under increasing public scrutiny. Recent federal standards under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, establish rules concerning how individually-identifiable health information may be used, disclosed and protected. Historically, state law has governed confidentiality issues, and HIPAA preserves these laws to the extent they are more protective of a patient’s privacy or provide the patient with more access to his or her health information. As a result of the implementation of the HIPAA regulations, many states are considering revisions to their existing laws and regulations that may or may not be more stringent or burdensome than the federal HIPAA provisions. We must operate our business in a manner that complies with all applicable laws, both federal and state, and that does not jeopardize the ability of our customers to comply with all applicable laws. We believe that our operations are consistent with these legal standards. Nevertheless, these laws and regulations present risks for health care providers and their business associates that provide services to patients in multiple states. Because these laws and regulations are recent, and few have been interpreted by government regulators or courts, our interpretations of these laws and regulations may be incorrect. If a challenge to our activities is successful, it could have an adverse effect on our operations, may require us to forego relationships with customers in certain states and may restrict the territory available to us to expand our business. In addition, even if our interpretations of HIPAA and other federal and state laws and regulations are correct, we could be held liable for unauthorized uses or disclosures of patient information as a result of inadequate systems and controls to protect this information or as a result of the theft of information by unauthorized computer programmers who penetrate our network security. Enforcement of these laws against us could have a material adverse effect on our business, financial condition and results of operations.

We may be subject, directly or indirectly, to federal and state health care fraud and abuse laws and regulations and, if we are unable to fully comply with such laws, could face substantial penalties.

Our operations may be directly or indirectly affected by various broad state and federal health care fraud and abuse laws, including the Federal Healthcare Programs’ Anti-Kickback Statute, which prohibits any person from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, to induce or reward either the referral of an individual for an item or service, or the ordering, furnishing or arranging for an item or service, for which payment may be made under federal health care programs, such as the Medicare and Medicaid programs. For some of our services, we directly bill physicians for our services, who in turn bill payors. Although we believe such payments to be proper and in compliance with laws and regulations, we may be subject to claims that we are in violation of these laws and regulations. If our past or present operations are found to be in violation of these laws, we or our officers may be subject to civil or criminal penalties, including large monetary penalties, damages, fines, imprisonment and exclusion from Medicare and Medicaid program participation. If enforcement action were to occur, our business and results of operations could be adversely affected.

The operation of our call centers and monitoring facilities is subject to rules and regulations governing Independent Diagnostic Testing Facilities; failure to comply with these rules could prevent us from receiving reimbursement from Medicare and some commercial payors.

We have call centers and monitoring facilities in Pennsylvania, Georgia, Florida, and Minnesota that analyze the data obtained from arrhythmia monitors and report the results to physicians. In order for us to receive reimbursement from Medicare and some commercial payors, we must have a call center certified as an Independent Diagnostic Testing Facility, or IDTF. Certification as an

IDTF requires that we follow strict regulations governing how the center operates, such as requirements regarding the experience and certifications of the technicians who review data transmitted from our monitors. These rules and regulations vary from location to location and are subject to change. If they change, we may have to change the operating procedures at our monitoring facilities and call centers, which could increase our costs significantly. If we fail to obtain and maintain IDTF certification, our services may no longer be reimbursed by Medicare and some commercial payors, which could have a material adverse impact on our business.

We may be subject to federal and state false claims laws which impose substantial penalties.

Many of the physicians and patients who use our services file claims for reimbursement with government programs such as Medicare and Medicaid. As a result, we may be subject to the federal False Claims Act if we knowingly “cause” the filing of false claims. Violations may result in substantial civil penalties, including treble damages. The federal False Claims Act also contains “whistleblower” or “qui tam” provisions that allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the government. In recent years, the number of suits brought in the medical industry by private individuals has increased dramatically. Various states have enacted laws modeled after the federal False Claims Act, including “qui tam” provisions, and some of these laws apply to claims filed with commercial insurers.

We are unable to predict whether we could be subject to actions under the federal False Claims Act, or the impact of such actions. However, the costs of defending claims under the False Claims Act, as well as sanctions imposed under the False Claims Act, could significantly affect our financial performance.

Changes in the regulatory environment may constrain or require us to restructure our operations, which may harm our revenues and operating results.

Health care laws and regulations change frequently and may change significantly in the future. We may not be able to adapt our operations to address every new regulation, and new regulations may adversely affect our business. We cannot provide assurance that a review of our business by courts or regulatory authorities would not result in a determination that adversely affects our revenues and operating results, or that the health care regulatory environment will not change in a way that restricts our operations. In addition, as a result of the focus on health care reform in connection with the 2008 presidential election, there is risk that Congress may implement changes in laws and regulations governing health care service providers, including measures to control costs, or reductions in reimbursement levels, which may adversely affect our business and results of operations.

Changes in the health care industry or tort reform could reduce the number of arrhythmia monitoring solutions ordered by physicians, which could result in a decline in the demand for our solutions, pricing pressure and decreased revenues.

Changes in the health care industry directed at controlling health care costs or perceived over-utilization of arrhythmia monitoring solutions could reduce the volume of solutions ordered by physicians. If more health care cost controls are broadly instituted throughout the health care industry, the volume of cardiac monitoring solutions could decrease, resulting in pricing pressure and declining demand for our services, which could harm our operating results. In addition, it has been suggested that some physicians order arrhythmia monitoring solutions even when the services may have limited clinical utility in large part to establish a record for defense in the event of a claim of medical malpractice against the physician. Legal changes making it more difficult to bring medical malpractice cases, known as tort reform, could reduce the amount of our services prescribed as physicians respond to reduced risks of litigation, which could harm our operating results.

*A write-off of the value of our goodwill or intangible assets could adversely affect our results of operations.

As of March 31, 2008, we had $46.0 million of goodwill and $2.6 million of intangible assets, most of which resulted from acquisition of PDSHeart. Current accounting rules require that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any. The goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. Any determination requiring the write-off of a significant portion of goodwill or intangible assets could have a material adverse effect on the market price of our common stock, and our business, financial condition and results of operations.

Risks related to the securities market and investment in our common stock

*Our quarterly operating results and stock price may be volatile or may decline regardless of our operating performance.

The market price for our common stock has been and is likely to continue to be volatile and may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•                  changes in reimbursement rates or policies by payors;

•                  adoption of the CardioNet System by physicians;

•                  changes in Medicare rules or regulations;

•                  the development of increased compensation for arrhythmia monitoring solutions;

•                  price and volume fluctuations in the overall stock market;

•                  changes in operating performance and stock market valuations of other early stage companies generally;

•                  the seasonal nature of our revenues, which have typically been moderately lower during summer months, which we believe may be due to physician and patient vacation schedules and patient reluctance to initiate cardiac monitoring during months when patients are more likely to be more active;

•                  the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•                  changes in financial estimates by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

•                  ratings downgrades by any securities analysts who follow our common stock;

•                  the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC and announcements relating to payor reimbursement decisions, product development, litigation and intellectual property impacting us or our business;

•                  market conditions or trends in our industry or the economy as a whole;

•                  the development and sustainability of an active trading market for our common stock;

•                  future sales of our common stock by our officers, directors and significant stockholders;

•                  other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events; and

•                  changes in accounting principles.

In addition, the stock markets, and in particular the Nasdaq Global Market, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many health care companies. Stock prices of many health care companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs, and our resources and the attention of management could be diverted from our business.

*Future sales of our common stock or securities convertible into our common stock may depress our stock price.

Sales of a substantial number of shares of our common stock or securities convertible into our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2008, we had 23,065,145 outstanding shares of common stock. Of these, approximately 18,445,551 shares of common stock are subject to lock-up agreements that expire on September 14, 2008. Substantially all of the shares of our common stock subject to lock-up agreements may be sold upon expiration of such agreements. In addition, we have outstanding warrants to purchase up to 6,250 shares of our common stock that, if exercised, would result in these additional shares becoming available for sale upon expiration of the lock-up agreements.

Effective February 15, 2008, the SEC adopted revisions to Rule 144. Under the newly adopted revisions:

•                  the holding period for restricted shares of our common stock has been reduced to six months under specified circumstances;

•                  the restrictions on the sale of restricted shares of our common stock held by affiliates and non-affiliates of ours has been reduced; and

•                  certain other restrictions on resale of the shares of our common stock under Rule 144 were modified to make it easier for our stockholders under specified circumstances to sell their shares upon the expiration of the lock-up agreements beginning 180 days after the date of the final prospectus relating to our initial public offering.

Based on the number of shares outstanding as of March 31, 2008, holders of up to approximately 14,016,792 shares of common stock (including shares of our common stock issuable upon the exercise of a warrant to purchase up to 6,250 shares of our common stock) will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. These rights will terminate on March 25, 2011, or for any particular holder with registration rights who holds less than one percent of our outstanding capital stock, at any time when all securities held by that stockholder that are subject to registration rights may be sold pursuant to Rule 144 under the Securities Act of 1933, as amended, within a single 90 day period. We have also registered all shares of common stock that we may issue after our initial public offering under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to the lock-up agreements described above.

We agreed to register the 7,680,902 shares of our common stock that were issued at the closing of our initial public offering upon conversion of our mandatorily redeemable convertible preferred stock prior to June 23, 2008, and use commercially reasonable best efforts to cause the registration statement to become effective prior to September 21, 2008. Once registered, these shares will be freely tradable. If we fail to register these shares when and as required, we will be required to pay liquidated damages at a rate of 0.5% of the original purchase price of the mandatorily redeemable convertible preferred stock, plus accrued and unpaid dividends, for the initial failure and 1.0% of the original purchase price of the mandatorily redeemable convertible preferred stock, plus accrued and unpaid dividends, for each 30-day period thereafter that the failure goes uncured. We intend to comply with our obligations relating to such registration.

If a large number of our shares of our common stock or securities convertible into our common stock are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

*Anti-takeover provisions in our charter documents and Delaware law might deter acquisition bids for us that our stockholders might consider favorable.

Our amended and restated certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors. These provisions:

•                  establish a classified board of directors so that not all members of our board are elected at one time;

•                  authorize the issuance of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval, and which may include rights superior to the rights of the holders of common stock;

•                  prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•                  provide that the board of directors is expressly authorized to make, alter, or repeal our bylaws; and

•                  establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, because we are incorporated in Delaware, we are subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change of control of our company, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and cause us to take other corporate actions such stockholders desire.

*Our existing principal stockholders, executive officers and directors have substantial control over us, which may prevent our stockholders from influencing significant corporate decisions and may harm the market price of our common stock.

Including stock options that are exercisable within 60 days of March 31, 2008, our existing principal stockholders, executive officers and directors, together with their affiliates, beneficially own, in the aggregate, approximately 28.2% of our outstanding common stock. These stockholders may have interests that conflict with other stockholders and, if acting together, have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, may have the ability to control our management and affairs. Accordingly, this concentration of ownership may harm the market price of our common stock by:

•                  delaying, deferring or preventing a change of control;

•                  impeding a merger, consolidation, takeover or other business combination involving us; or

•                  discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

*We do not expect to pay any cash dividends for the foreseeable future.

The continued expansion of our business may require substantial funding. Accordingly, we do not anticipate that we will pay any cash dividends on shares of our common stock for the foreseeable future. Even if we were not prohibited from paying dividends, any determination to do so in the future would be at the discretion of our board of directors and will depend upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. Accordingly, realization of a gain on your investment will depend on the appreciation of the price of our common stock, which may never occur. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

From January 1, 2008 to March 31, 2008, we granted stock options to purchase 307,875 shares of our common stock at a weighted average exercise price of $12.19 per share to our employees and directors under our 2003 equity incentive plan. From January 1, 2008 to March 31, 2008, we issued an aggregate of 21,283 shares of our common stock to our employees, directors and consultants at a weighted average price of $1.26 per share for an aggregate of $26,740 pursuant to exercises of options granted under our 2003 equity incentive plan.

The sales and issuances of securities in the transactions described above were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act of 1933, as amended, as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. All recipients had adequate access, through employment or other relationships, to information about us. All certificates representing the securities issued in these transactions included appropriate legends setting forth that the securities had not been offered or sold pursuant to a registration statement and describing the applicable restrictions on transfer of the securities. There were no underwriters employed in connection with any of the transactions set forth above.

Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-145547) that was declared effective by the Securities and Exchange Commission on March 18, 2008, which registered an aggregate of 5,175,000 shares of our common stock, including 675,000 shares that the underwriters had the option to purchase to cover over-allotments. On March 25, 2008, 3,000,000 shares of common stock were sold on our behalf and 1,500,000 shares of common stock were sold on behalf of a selling stockholder at an initial public offering price of $18.00 per share, for an aggregate gross offering price of $54,000,000 to us, and $27,000,000 to the selling stockholders. On April 8, 2008, 1,014,286 shares of common stock were sold on behalf of the selling stockholder upon a partial exercise of the underwriters’ over-allotment option, at an initial public offering price of $18.00 per share, for an aggregate gross offering price of $1,764,000 to the selling stockholder. The underwriters of the offering were Citigroup Global Markets Inc., Lehman Brothers Inc., Leerink Swann LLC and Thomas Weisel Partners LLC. Following the sale of the shares in connection with the over-allotment closing of our initial public offering, the offering terminated.

We paid to the underwriters underwriting discounts and commissions totaling approximately $3.8 million in connection with the offering. In addition, we incurred additional costs of approximately $3.2 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total fees and costs of approximately $7.0 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $46.9 million. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

As of March 31, 2008, we had invested $47.3 million, excluding offering expenses not yet paid, of net proceeds from the offering in money market funds. Through March 31, 2008, we have not used the net proceeds from the offering, other than to repay our outstanding long-term debt balance of $2.4 million and to pay a success fee of $200,000 in connection with the offering to the lender of such long-term debt, and to pay $2.6 million of the $5.0 million owed to former stockholders of PDSHeart holding certificates of subordinated contingent payment interest to fully extinguish our obligations under such certificates. We intend to use the remaining proceeds for research and development, to build our inventory of future generations of our CardioNet System, to increase our sales and marketing capabilities for our CardioNet System, to hire additional personnel, to invest in infrastructure, to pursue new markets and geographies and to acquire or license products, technologies or businesses, although we currently have no agreements or commitments relating to material acquisitions or licenses. We cannot specify with certainty all of the particular uses for the net proceeds from our initial public offering.  Accordingly, our management will have broad discretion in the application of the net proceeds.

Item 4.  Submission of Matters to a Vote of Security Holders.

On February 21, 2008, our stockholders acted by written consent to approve the reincorporation of CardioNet, Inc. from a California corporation to a Delaware corporation and related matters.  Such action was effected pursuant to an action by written consent of our stockholders in compliance with Section 603 of the California Corporations Code.

Stockholders holding an aggregate of 22,138,737 shares approved the above matters and stockholders holding approximately 2,145,005 shares did not vote with respect to such matters. The share numbers reported above do not reflect the 1-for-2 reverse stock split of our outstanding common stock effected on March 5, 2008.

On March 5, 2008, our stockholders acted by written consent to approve and adopt an amendment to our amended and restated certificate of incorporation to be filed prior to the effectiveness of our initial public offering to implement a 1-for-2 reverse split of our common stock.  Such action was effected pursuant to an action by written consent of our stockholders in compliance with Section 228 of the Delaware General Corporation Law.

Stockholders holding an aggregate of 15,532,133 shares approved the above matters and stockholders holding approximately 8,753,026 shares did not vote with respect to such matters. The share numbers reported above do not reflect the 1-for-2 reverse stock split of our outstanding common stock effected on March 5, 2008.

On March 25, 2008, our stockholders acted by written consent to approve the following: (1) the approval and adoption of our amended and restated certificate of incorporation to become effective upon the closing of our initial public offering; (2) the approval and adoption of our amended and restated bylaws to become effective upon the closing of our initial public offering; (3) the approval and adoption of our 2008 Equity Incentive Plan; (4) the approval and adoption of our 2008 Employee Stock Purchase Plan; (5) the approval and adoption of our 2008 Non-Employee Directors’ Stock Option Plan; and (6) the approval of the form of indemnity agreement between us and each of our directors and executive officers. Such action was effected pursuant to an action by written consent of our stockholders in compliance with Section 228 of the Delaware General Corporation Law.

Stockholders holding an aggregate of 11,262,725 shares approved the above matters and stockholders holding approximately 8,802,460 shares did not vote with respect to such matters. The share numbers reported above reflect the 1-for-2 reverse stock split of our outstanding common stock effected on March 5, 2008.

Item 6.  Exhibits.

EXHIBIT INDEX

Exhibit Number

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(1)

4.1	Form of Common Stock Certificate.(1)

4.2	Warrant issued by Registrant on August 9, 2000 to Silicon Valley Bank.(1)

10.1	Form of Indemnity Agreement. (1)
10.2	2008 Equity Incentive Plan and Form of Stock Option Agreement thereunder. (1)
10.3	2008 Non-Employee Directors’ Stock Option Plan and Form of Stock Option Agreement thereunder. (1)
10.4	2008 Employee Stock Purchase Plan and Form of Offering Document thereunder. (1)
10.5	Form of Letter Agreement between the Company and the stockholders selling shares of the Registrant’s common stock in the initial public offering. (1)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)                   Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-145547) originally filed with the Securities and Exchange Commission on August 17, 2007, as amended, and incorporated herein by reference.

CardioNet, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIONET, INC.

Date: May 15, 2008	By:	/s/ Martin P. Galvan
Martin P. Galvan
Chief Financial Officer and Chief Operating Officer, PDSHeart (Duly Authorized Officer and Principal Financial Officer)