Form 10-Q
period 2008-06-30
CARDIONET INC
filed 2008-08-13
CIK 1113784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2008

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

As of August 11, 2008, 23,136,415 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

CARDIONET, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2008

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CARDIONET, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2008
	(Unaudited)	December 31, 2007
	(In thousands except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$54,572	$18,091
Accounts receivable, net of allowance for doubtful accounts of $12,935, and $7,909 at June 30, 2008 and December 31, 2007, respectively	29,203	22,854
Due from related parties	98	143
Prepaid expenses and other current assets	1,850	287

Total current assets	85,723	41,375

Property and equipment, net	15,412	15,094
Intangible assets, net	2,315	2,807
Goodwill	45,999	41,163
Other assets	3,394	2,601

Total assets	$152,843	$103,040

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,829	$3,972
Accrued liabilities	11,930	6,425
Current portion of debt	321	1,088
Current portion of capital leases	49	49
Deferred revenue	563	466

Total current liabilities	14,692	12,000

Long-term debt, net of current portion	25	1,655
Deferred rent	818	879
Other noncurrent liabilities	53	69

Total liabilities	15,588	14,603

Redeemable convertible preferred stock
Mandatorily redeemable convertible preferred stock — 0 and 114,883 shares authorized , 0 and 114,839 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	—	115,302

Shareholders’ equity (deficit)
Series A — 0 and 1,563,248 shares authorized, issued and outstanding at June 30, 2008 and December 31, 2007, respectively	—	391
Series B — 0 and 4,720,347 shares authorized, issued and outstanding at June 30, 2008 and December 31, 2007, respectively	—	6,904
Series C — 0 and 10,399,011 shares authorized, issued and outstanding at June 30, 2008 and December 31, 2007, respectively	—	36,196
Series D — 0 and 1,000,000 shares authorized, issued and outstanding at June 30, 2008 and December 31, 2007, respectively	—	9,965
Preferred stock, $.001 par value and no par value at June 30, 2008 and December 31, 2007, respectively; 10,000,000 and 0 shares authorized at June 30, 3008 and December 31, 2007, respectively, 0 shares issued and outstanding at June 30, 2008, and December 31, 2007, respectively	—	—
Common stock, $.001 par value and no par value at June 30, 2008 and December 31, 2007, respectively; 200,000,000 and 50,000,000 shares authorized, 23,065,240 and 3,130,054 shares issued, outstanding and vested at June 30, 2008, and December 31, 2007, respectively	23	1,399
Paid-in capital	217,660	—
Accumulated deficit	(80,428)	(81,720)

Total shareholders’ equity (deficit)	137,255	(26,865)

Total liabilities and shareholders’ equity (deficit)	$152,843	$103,040

See accompanying notes.

CARDIONET, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(In thousands except per share amounts)		(In thousands except per share amounts)
Revenues:
Net patient service revenues	$29,189	$17,263	$54,437	$28,220
Other revenues	151	156	366	299

Total revenues	29,340	17,419	54,803	28,519

Cost of revenues	9,834	5,953	19,353	9,743

Gross profit	19,506	11,466	35,450	18,776
Operating expenses:
Research and development	931	1,019	2,073	2,010
General and administrative	10,016	7,080	19,081	12,281
Sales and marketing	5,412	4,377	10,527	7,696
Integration, restructuring and other nonrecurring charges	610	—	1,916	—

Total expenses	16,969	12,476	33,597	21,987

Income (loss) from operations	2,537	(1,010)	1,853	(3,211)
Other income (expense):
Interest income	353	681	531	904
Interest expense	(86)	(775)	(152)	(1,951)

Total other income (expense)	267	(94)	379	(1,047)

Income (loss) before income taxes	2,804	(1,104)	2,232	(4,258)
Income tax (expense) benefit	(1,172)	—	(940)	—

Net income (loss)	1,632	(1,104)	1,292	(4,258)

Dividends on and accretion of mandatorily redeemable convertible preferred stock	—	(2,362)	(2,597)	(2,845)

Net income (loss) attributable to common stockholders	$1,632	$(3,466)	$(1,305)	$(7,103)

Net income (loss) per common share:
Basic	$0.07	$(1.13)	$(0.10)	$(2.35)
Diluted	$0.07	$(1.13)	$(0.10)	$(2.35)

Weighted average number of common shares outstanding:
Basic	23,098	3,054	13,368	3,024
Diluted	24,191	3,054	13,368	3,024

See accompanying notes.

CARDIONET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2008	June 30, 2007
Operating activities
Net income (loss)	$1,292	$(4,258)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,346	1,267
Amortization of intangibles	492	307
Loss on disposal of property and equipment	116	21
(Decrease) increase in deferred rent	(61)	210
Provision for doubtful accounts	5,089	3,762
Common stock and stock options issued for services	—	123
Amortization of debt discount, including recognition of contingent beneficial conversion	—	638
Stock-based compensation	751	201
Changes in operating assets and liabilities:
Accounts receivable	(11,581)	(4,864)
Due from related parties	45	(17)
Prepaid expenses and other current assets	(1,419)	(102)
Other assets	(793)	328
Accounts payable	(2,143)	720
Accrued liabilities	5,815	2,973
Other noncurrent liabilities	—	(90)

Net cash provided by operating activities	949	1,219

Investing activities
Purchases of property and equipment	(3,779)	(4,611)
Investment in subsidiary, net of cash acquired	(5,002)	(46,886)

Net cash used in investing activities	(8,781)	(51,497)

Financing activities
Net proceeds from issuance of mandatorily redeemable convertible preferred stock	—	102,119
Proceeds from issuance of common stock	46,728	42
Proceeds from issuance of debt	500	373
Repayment of debt	(2,915)	(5,831)

Net cash provided by financing activities	44,313	96,703

Net increase in cash and cash equivalents	36,481	46,425
Cash and cash equivalents — beginning of period	18,091	3,909

Cash and cash equivalents — end of period	$54,572	$50,334

Supplemental disclosure of cash flow information
Cash paid for interest	$368	$2,256

Supplemental disclosure of non-cash financing activities
Exercise of stock options under note receivable arrangements	$—	$277
Mandatorily redeemable convertible preferred stock issued in connection with bridge loan	$—	$3,303
Mandatorily redeemable convertible preferred stock issued in consideration for PDSHeart, Inc acquisition	$—	$1,456

See accompanying notes.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Business

CardioNet, Inc. (the Company), a Delaware corporation, provides ambulatory, continuous, real-time outpatient management solutions for monitoring relevant and timely clinical information regarding an individual’s health. The Company incorporated in the state of California in March 1994, but did not actively begin developing its product platform until April 2000. The Company spent seven years developing a proprietary integrated patient management platform that incorporates a wireless data transmission network, internally developed software, FDA-cleared algorithms and medical devices and a 24-hour digital monitoring service center. The initial focus of the Company is on the diagnosis and monitoring of cardiac arrhythmias, or heart rhythm disorders, with a solution that is marketed as the CardioNet System. In September 1999, the Company was capitalized as CardioNet, a company focused on helping physicians more rapidly diagnose and more effectively manage therapy for patients with cardiovascular disease. In February 2002, the Company received FDA 510(k) clearance for the first and second generation of its core CardioNet System which automatically detects cardiac rhythm problems and transmits ECG data to a 24/7/365 monitoring center which was opened in Conshohocken, Pennsylvania in July 2002. The CardioNet Monitoring Center provides analysis and response for all incoming ECG data. Currently, the Company provides all arrhythmia monitoring services for the CardioNet System at this location. The Company receives reimbursement for services provided to patients from Medicare and other third-party payors.

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

On March 25, 2008, the Company completed its initial public offering generating net proceeds to the Company of approximately $46.7 million, after deducting underwriter commissions and estimated offering expenses.  The underwriters of the offering were Citigroup Global Markets Inc., Lehman Brothers Inc., Leerink Swann LLC and Thomas Weisel Partners LLC.  Upon the closing of the Company’s initial public offering, all outstanding shares of the Company’s mandatorily redeemable convertible preferred stock and convertible preferred stock converted into shares of common stock.  Therefore, at June 30, 2008, the Company had no shares of preferred stock outstanding.

On August 6, 2008, an underwritten secondary public offering of shares of common stock held by certain of the Company’s existing stockholders was completed.  The Company did not issue any shares and received no proceeds in connection with such offering.  The Company incurred approximately $0.7 million in offering expenses on behalf of the selling stockholders.  The underwriters of the offering were Citigroup Global Markets Inc., Banc of America Securities LLC, Leerink Swann LLC, Cowen and Company, LLC and Thomas Weisel Partners LLC.

2.     Summary of Significant Accounting Policies

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles.  In the opinion of management, these consolidated financial statements reflect all adjustments, which are of normal recurring nature and necessary for a fair presentation of the Company’s financial position as of June 30, 2008 and December 31, 2007, the results of operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007. The financial data and other information disclosed in these notes to the financial statements related to the three month and six month periods are unaudited. The results for the three month and six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for any future period.

Net Income (Loss) Attributable to Common Shares

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share (SFAS No. 128). Under SFAS No. 128, basic net loss per share is computed by dividing net loss per share attributable to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods, as applicable.

The following summarizes the potential outstanding common stock of the Company at June 30, 2008 and June 30, 2007.  The convertible preferred stock, the mandatorily redeemable convertible preferred stock and the Series D-1 warrants were converted into shares of the Company’s common stock immediately prior to the consummation of the Company’s initial public offering on March 25, 2008.  All share amounts have been adjusted for the one-for-two reverse stock split effected by the Company on March 5, 2008:

	June 30, 2008	June 30, 2007
Convertible preferred stock (A,B,C,D)	—	8,835,042
Mandatorily redeemable convertible preferred stock	—	4,784,958
Series B warrants	6,250	6,250
Series D-1 warrants	—	482,090
Common stock options outstanding	1,592,744	960,895
Common stock options available for grant	579,460	332,563
Common stock held by certain employees and unvested	65,572	—
Common stock	23,130,812	3,196,102

Total	25,374,838	18,597,900

If the outstanding options, warrants and preferred stock were exercised or converted into common stock, the result would be anti-dilutive for the six months ended June 30, 2008 and June 30, 2007 and the three months ended June 30, 2007. Accordingly, basic and diluted net loss attributable to common stockholders per share are identical for those periods presented in the consolidated statements of operations.

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

The Company’s income before income taxes for the six months ended June 30, 2008 and 2007 was $0.8 million and $0.2 million lower, respectively, and the Company’s after-tax net income for the six months ended June 30, 2008 and 2007 was $0.4 million and $0.2 million lower, respectively, as a result of stock-based compensation expense incurred. The impact of stock-based compensation expense was $(0.03) and $(0.07) on the basic or diluted earnings per share for the six months ended June 30, 2008 and 2007, respectively.

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted after the adoption of SFAS 123R with the following weighted average assumptions:

	Six months ended June 30, 2008	Six months ended June 30, 2007
Expected dividend yield	0%	0%
Expected volatility	50%	50%
Risk-free interest rate	2.68%	5.0%
Expected life	6.25 years	6.25 years

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

Based on the above assumptions, the per share weighted average fair value of the options granted under the stock option plan for the six months ended June 30, 2008 and 2007 was $8.63 and $3.54, respectively.

The following table summarizes activity under all stock award plans from December 31, 2007 through June 30, 2008:

		Options Outstanding
	Shares		Weighted
	Available	Number	Average
	for Grant	of Shares	Exercise Price
Balance – December 31, 2007	617,534	1,641,616	$6.38
Granted	(307,875)	307,875	$12.19
Canceled	223,404	(223,404)	$5.74
Exercised	—	(21,283)	$1.26

Balance — March 31, 2008	533,063	1,704,804	$7.58
Granted	(10,450)	10,450	$20.00
Canceled	56,847	(56,847)	$15.46
Exercised	—	(65,663)	$2.21

Balance — June 30, 2008	579,460	1,592,744	$7.60

Additional information regarding options outstanding is as follows:

	June 30, 2008	December 31, 2007
Range of exercise price (per option)	$0.70 - $20.00	$0.70 - $9.50
Weighted average remaining contractual life (years)	8.99	9.28

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 151. SFAS 141(R) establishes new principles and requirements for accounting for business combinations, including recognition and measurement of identifiable assets acquired, goodwill acquired, liabilities assumed and noncontrolling financial interests. SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. Upon a future acquisition, the Company will evaluate the potential effect of adoption of SFAS 141(R) and SFAS 160.

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

In connection with the acquisition of PDSHeart, the Company initiated exit plans for acquired activities that are redundant to the Company’s existing operations. The plan includes the closure of a facility and the elimination of 35 positions in the areas of sales, finance, service and management. In connection with the plan, the Company established reserves of $0.5 million included in the purchase price allocation. As of June 30, 2008, all of the positions had been eliminated and the Company commenced making arrangements to close the facility. The reserve is included in accrued liabilities in the accompanying consolidated balance sheet.

A summary of the reserve activity related to the PDSHeart acquisition integration plan as of June 30, 2008 is as follows:

	Initial Reserves Recorded in Purchase Accounting	Payments/Adjustments through June 30, 2008	Balance as of June 30, 2008
Severance and employee related costs	$366,000	$280,000	$86,000
Rent Abandonment	$144,000	$—	$144,000
Total:	$510,000	$280,000	$230,000

Additionally, the Company incurred expenses of $0.6 million in the first six months of 2008 and expects to incur an additional $0.2 million of expense through September 2008 to integrate these functions.  These costs will be expensed as incurred in accordance with the SFAS No. 146, Accounting for Exit or Disposal Activities.

4.     Mandatorily Redeemable Convertible Preferred Stock and Shareholders’ Equity (Deficit)

Mandatorily Redeemable Convertible Preferred Stock

In March 2007, the Company sold 110,000 shares of its mandatorily redeemable convertible preferred stock, or MRCPS, which generated net proceeds to the Company of $102.1 million ($110 million less offering costs of $7.9 million). The Company also issued 3,383 shares of MRCPS upon conversion of an outstanding bridge loan and 1,456 shares as consideration to a major shareholder of PDSHeart as consideration in the PDSHeart acquisition. Accrued dividends were $6.1 million at March 25, 2008.  The MRCPS original purchase price plus accrued dividends were converted to common shares on March 25, 2008 in connection with the Company’s initial public offering.

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

5.              San Diego Restructuring

During the first quarter of 2008, the Company initiated plans to consolidate its Finance and Human Resource functions in Pennsylvania. This plan involves the elimination of 7 positions in San Diego. The Company incurred expenses of $0.3 million in the first six months of 2008 and expects also to incur an additional $0.1 million of expenses to consolidate these functions, which it currently expects to be substantially completed by September 30, 2008. These costs will be expensed as incurred in accordance with the SFAS No. 146, Accounting for Exit or Disposal Activities.

6.              Income Taxes

The Company’s effective tax rate of 42.1% for the first six months of 2008 is based on its estimated fiscal 2008 pretax income and does not take into account the utilization of the Company’s net operating loss, credit carryforwards or other deferred income tax assets because the Company is still in the process of determining the timing and manner in which it can utilize such carryforwards and deductions due to limitations in the Internal Revenue Code applicable to changes in ownership of corporations.  The Company is currently conducting an analysis to determine the timing and manner of the utilization of the net operating loss carryforwards. Following the completion of its analysis of the availability of such carryforwards and future income tax deductions, the Company will adjust its tax rate accordingly in future quarters.

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

In February 2002, we received FDA 510(k) clearance for the first and second generation of our core CardioNet System (Mobile Cardiac Outpatient Telemetry). We opened the CardioNet Monitoring Center in Conshohocken, Pennsylvania in July 2002 and currently provide all of our CardioNet System arrhythmia monitoring at that location. We established our relationship with QUALCOMM Incorporated, which provides us its wireless cellular data connectivity solution and data hosting and queuing services, in May 2003. Pursuant to our agreement with QUALCOMM, we have no fixed or minimum financial commitment. However, in the event that we fail to maintain an agreed-upon number of active cardiac monitoring devices on the QUALCOMM network, or in the event that we begin to utilize the services of a provider of monitoring and communications services other than QUALCOMM, QUALCOMM has the right to terminate this agreement.

In November 2006, we received FDA 510(k) clearance for our third generation product, or C3, which we have begun to incorporate as part of our monitoring solution. We had previously received FDA 510(k) clearance for the proprietary algorithm included in our C3 system in October 2005.

In September 2002, we were approved as an Independent Diagnostic Testing Facility for Medicare. The local Medicare carrier in Pennsylvania sets the terms for reimbursement of our CardioNet System for approximately 40 million covered lives. We have also worked to secure contracts with commercial payors. We increased the number of contracts with commercial payors from six at year-end 2003 to 41 at year-end 2004 to 97 at year-end 2005 to 144 at year-end 2006 and to 181 at June 30, 2008. Over this period of time, we estimate that the number of covered commercial lives increased from six million at year-end 2003 to 32 million at year-end 2004 to 70 million at year-end 2005 to 102 million at year-end 2006 and to 177 million at June 30, 2008. The current estimated total of 177 million Medicare and commercial lives for which we had reimbursement contracts as of June 30, 2008 represents approximately 70% of the total covered lives in the United States. The majority of the remaining covered lives are insured by a relatively small number of large commercial insurance companies that, beginning in 2003, deemed the CardioNet System to be “experimental and investigational” and do not currently reimburse us for services provided to their beneficiaries. We believe a primary reason for the “experimental and investigational” designation has been a lack of a published peer reviewed prospective randomized clinical trial that demonstrates the clinical efficacy of the CardioNet System.  As a result, we significantly slowed our geographic expansion in 2005 and 2006, as we awaited results of a randomized clinical trial comparing the CardioNet System to traditional loop event monitors.

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

For our event, Holter and pacemaker monitoring services, we have established Medicare reimbursement and we have 106 direct contracts with commercial payors as of June 30, 2008 representing an estimated 135 million covered lives.

In March 2007, we raised $110 million in mandatorily redeemable convertible preferred stock to, in part, fund the acquisition of PDSHeart.

We have undertaken an initiative to improve our operational efficiency and future profitability in connection with our acquisition of PDSHeart in March 2007, mainly through the integration of operational and administrative functions. The plan, which was approved at the time of the PDSHeart acquisition, includes the closure of a facility and the elimination of 35 positions in the areas of sales, finance, service and management. In connection with the plan, the Company established reserves of $0.5 million included in the purchase price allocation.  Additionally, we incurred expenses of $0.6 million of employee-related costs to integrate these functions in the first six months of 2008 and expect to incur an additional $0.2 million of expenses to integrate these functions. These costs will be expensed as incurred in accordance with the SFAS No. 146, Accounting for Exit or Disposal Activities.

On February 25, 2008, the Board of Directors of the Company, subject to stockholder approval, approved a reverse stock split of the Company’s common stock at a ratio of one share for every two shares previously held. On March 5, 2008, the stockholders of the Company approved the reverse stock split and the reverse stock split became effective.

On March 25, 2008, the Company completed its initial public offering generating net proceeds of approximately $46.7 million after deducting underwriter commissions and estimated offering expenses.

On August 6, 2008, an underwritten secondary public offering of shares of common stock held by certain of the Company’s existing stockholders was completed.  The Company did not issue any shares and received no proceeds in connection with such offering.  The Company incurred approximately $0.7 million in offering expenses on behalf of the selling stockholders.  The underwriters of the offering were Citigroup Global Markets Inc., Banc of America Securities LLC, Leerink Swann LLC, Cowen and Company, LLC and Thomas Weisel Partners LLC.

Statements of Operations Overview

Revenues

Our principal source of revenues is patient revenue from cardiac monitoring services. The amount of revenue generated is based on the number of patients enrolled through physician prescriptions and the rates reimbursed to us by commercial payors, physicians, patients and Medicare. Reimbursement rates are set by the Centers for Medicare and Medicaid Services (“CMS”) on a case rate basis for the Medicare program and through negotiations with commercial payors who typically pay a daily monitoring rate. From 2002 through June 2008, our average case rate for monitoring Medicare patients has remained relatively stable. We expect pricing to decline over time in a manner consistent with the introduction and penetration of a premium priced service due to competition, introduction of new technologies and the potential addition of larger commercial payors. Since our CardioNet System services are relatively new and the reimbursement status is evolving, our revenues are subject to fluctuations due to increases or decreases in rates and decisions by payors regarding reimbursement.

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

For the quarter ended June 30, 2008, our gross profit margin was 66.5%. In general, we expect gross profit margins on the CardioNet System services to remain flat or increase, assuming no changes in reimbursement rates. For our event and Holter monitoring services, we expect gross profit margins to decrease as reimbursement rates decline as currently proposed by CMS.

Sales and Marketing

Sales and marketing expense consists primarily of salaries, benefits and stock-based compensation related to account executives, marketing personnel and contracting personnel, account executive commissions, travel and other reimbursable expenses, and marketing programs such as trade shows and marketing campaigns.

Following the completion of our randomized clinical trial and the PDSHeart acquisition, we made a significant investment in sales and marketing by increasing the number of account executives in new geographies. We had a sales force of 81 account executives as of June 30, 2008. We currently have account executives covering 48 states. We also plan to increase our marketing activities. As a result, we expect that sales and marketing expenses will increase in absolute terms, but will remain flat as a percentage of revenues going forward.

Research and Development

Research and development expense consists primarily of salaries, benefits and stock-based compensation of personnel and the cost of subcontractors who work on the development of the hardware and software for our next generation monitors, enhance the hardware and software of our existing monitors and provide quality control and testing. Expenses related to clinical trials are also included in research and development expenses. We expect that research and development expenses will increase in absolute terms but decrease as a percentage of revenues going forward.

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

We believe that our accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results. Our significant accounting policies are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Final Prospectus filed with the United States Securities and Exchange Commission, or SEC, pursuant to Rule 424(b) (File No. 333-145547) on March 19, 2008.

Results of Operations

Quarters Ended June 30, 2008 and 2007

Revenues.    Total revenues for the quarter ended June 30, 2008 increased to $29.3 million from $17.4 million for the quarter ended June 30, 2007, an increase of $11.9 million, or 68.4%. CardioNet System revenue increased $12.6 million, of which $5.8 million was attributed to increased patient revenues from physicians within the geographies that we historically served and $6.8 was due to geographic expansion.

Gross Profit.    Gross profit increased to $19.5 million for the quarter ended June 30, 2008, or 66.5% of revenues, from $11.5 million for the quarter ended June 30, 2007, or 65.8% of revenues. The increase of $8.0 million is due to the increased revenue from the CardioNet System as well operational efficiencies achieved and cost reductions negotiated with some of our largest vendors during the quarter.

Sales and Marketing Expense.    Sales and marketing expenses were $5.4 million for the quarter ended June 30, 2008 compared to $4.4 million for the quarter ended June 30, 2007. The increase of $1.0 million is due to the 5% increase in the number of account executives and the continued building of the sales operations infrastructure.  As a percent of total revenues, sales and marketing expenses were 18.5% for the quarter ended June 30, 2008 compared to 25.1% for the quarter ended June 30, 2007, a decline of 6.6% due to the completion of the full integration of the sales force.

Research and Development Expense.    Research and development expenses decreased to $0.9 million for the quarter ended June 30, 2008 compared to $1.0 million for the quarter ended June 30, 2007. As a percent of total revenues, research and development expenses declined to 3.2% for the quarter ended June 30, 2008 compared to 5.9% for the quarter ended June 30, 2007, a decline of 2.7% primarily due to the higher revenue.

General and Administrative Expense.    General and administrative expenses (including amortization) increased to $10.1 million for the quarter ended June 30, 2008 from $7.1 million for the quarter ended June 30, 2007. This increase of $3.0 million, or 40.9%, was primarily due to an increase in the provision for bad debt ($0.7 million), increased bonus accrual ($0.6 million), increased expense relating to the addition of several key management positions ($0.4 million), stock based compensation ($0.3 million), increased legal fees ($0.3 million) and increased infrastructure ($0.6 million). As a percent of total revenues, general and administrative expenses declined to 34.1% for the quarter ended June 30, 2008 compared to 40.7% for the quarter ended June 30, 2007, a decrease of 6.6% as the increase in expense was offset by the higher revenue.

Integration, Restructuring and Other Nonrecurring Charges.    Integration charges relating to the PDSHeart acquisition were $0.4 million for the quarter ended June 30, 2008. Restructuring charges relating to consolidating our Finance and Human Resources functions in Pennsylvania were $0.2 million for the quarter ended June 30, 2008. We incurred no integration, restructuring or other nonrecurring charges in the quarter ended June 30, 2007.

In connection with the acquisition of PDSHeart, the Company initiated exit plans for acquired activities that are redundant to the Company’s existing operations. The plan includes the closure of a facility and the elimination of 35 positions in the areas of sales, finance, service and management. In connection with the plan, the Company established reserves of $0.5 million included in the purchase price allocation. For the quarter ended June 30, 2008, all of the positions have been eliminated and approximately $0.4 million of employee-related expenses have been incurred.

In addition, in March 2008, the Company initiated restructuring plans to consolidate its Finance and Human Resources functions in Pennsylvania. This plan includes the elimination of seven positions in California and is currently anticipated to be completed by September 2008. For the quarter ended June 30, 2008, no positions have been eliminated and approximately $0.2 million of employee-related expenses have been incurred.

Total Interest Income/Expense, Net.    Net interest income was $0.3 million for the quarter ended June 30, 2008 compared to net interest expense of $0.1 million for the quarter ended June 30, 2007. This decrease in interest expense on a net basis is due to the payoff of debt which occurred as a result of a preferred stock financing completed by the Company in March 2007.

Income Taxes.    The Company’s effective tax rate was 41.8% for the quarter ended June 30, 2008.  This compares to no income tax benefit or expense for the quarter ended June 30, 2007. The effective tax rate is based on our estimated fiscal 2008 pretax income and does not take into account our net operating loss carryforwards and other future income tax deductions because we are still in the process of determining the timing and manner in which we can utilize such carryforwards and deductions due to limitations in the Internal Revenue Code applicable to changes in ownership of corporations. The Company has approximately $62 million in federal net operating losses as of December 31, 2007 to offset future taxable income expiring in various years through 2026.  Following the completion of our analysis of the availability of such carryforwards and future income tax deductions we will adjust our tax rate accordingly in future quarters.

Net Income (Loss).    Net income was $1.6 million for the quarter ended June 30, 2008 compared to a net loss of $1.1 million for the quarter ended June 30, 2007. As a percent of total revenues, net income was 5.6% for the quarter ended June 30, 2008 compared to a net loss of 6.3% for the quarter ended June 30, 2007.

Six Months Ended June 30, 2008 and 2007

Revenues.    Total revenues for the six months ended June 30, 2008 increased to $54.8 million from $28.5 million for the six months ended June 30, 2007, an increase of $26.3 million, or 92.2%. CardioNet System revenue increased $23.4 million, of which $9.4 million was attributed to increased patient revenues from physicians within the geographies that we historically served and $14.0 million was due to geographic expansion. Additionally, revenue from the event and Holter monitoring business increased $2.8 million versus the prior year due to the full period effect in 2008 of the PDSHeart acquisition that was consummated on March 8, 2007.

Gross Profit.    Gross profit increased to $35.4 million for the six months ended June 30, 2008, or 64.7% of revenues, from $18.8 million for the six months ended June 30, 2007, or 65.8% of revenues. The increase of $16.6 million is primarily due to increased CardioNet System revenue compared to our lower margin event and Holter business. Gross profit as a percent of revenues decreased by 1.1% due mainly to the full period effect of the lower margin PDSHeart products in 2008.

Sales and Marketing Expense.    Sales and marketing expenses were $10.5 million for the six months ended June 30, 2008 compared to $7.7 million for the six months ended June 30, 2007. The increase of $2.8 million is due primarily to the full period effect of the PDSHeart acquisition of $1.8 million and the increased sales force infrastructure buildup of $1.0 million. As a percent of total revenues, sales and marketing expenses were 19.2% for the six months ended June 30, 2008 compared to 27.0% for the six months ended June 30, 2007, a decline of 7.8% primarily due to sales force integration efforts.

Research and Development Expense.    Research and development expenses increased to $2.1 million for the six months ended June 30, 2008 compared to $2.0 million for the six months ended June 30, 2007. As a percent of total revenues, research and development expenses declined to 3.8% for the six months ended June 30, 2008 compared to 7.0% for the six months ended June 30, 2007, a decline of 3.2% primarily due to higher revenue.

General and Administrative Expense.    General and administrative expenses (including amortization) increased to $19.1 million for the six months ended June 30, 2008 from $12.3 million for the six months ended June 30, 2007. This increase of $6.8 million, or 55.3%, was primarily due to an increase in the provision for bad debt ($1.3 million), increased bonus accrual ($0.9 million), increased legal fees ($0.9 million), increased costs related to being a public company ($0.6 million), stock based compensation ($0.6 million), increased expense relating to the addition of several key management positions ($0.4 million), increased amortization due to the PDSHeart acquisition ($0.2 million) and increased infrastructure ($1.8 million). As a percent of total revenues, general and administrative expenses declined to 34.9% for the six months ended June 30, 2008 compared to 43.2% for the six months ended June 30, 2007, a decrease of 8.3% as the increase in expense was offset by the higher revenue.

Integration, Restructuring and Other Nonrecurring Charges.    The Company has incurred integration and restructuring costs as well as $1.0 million related to the resolution of intellectual property litigation for the six months ended June 30, 2008.  Integration charges relating to the PDSHeart acquisition were $0.6 million for the six months ended June 30, 2008. Restructuring charges relating to consolidating our Finance and Human Resources functions in Pennsylvania were $0.3 million for the six months ended June 30, 2008. We incurred no integration, restructuring or other nonrecurring charges in the quarter ended June 30, 2007.

In connection with the acquisition of PDSHeart, the Company initiated exit plans for acquired activities that are redundant to the Company’s existing operations. The plan includes the closure of a facility and the elimination of 35 positions in the areas of sales, finance, service and management. In connection with the plan, the Company established reserves of $0.5 million included in the purchase price allocation. As of June 30, 2008, all of the positions have been eliminated and approximately $0.6 million of employee-related expenses have been incurred.

In addition, in March 2008, the Company initiated restructuring plans to consolidate its Finance and Human Resources functions in Pennsylvania. This plan includes the elimination of 7 positions in California and is currently anticipated to be completed by September 2008. As of June 30, 2008, no positions have been eliminated and approximately $0.3 million of employee-related expenses have been incurred.

Total Interest Income/Expense, Net.    Net interest income was $0.4 million for the six months ended June 30, 2008 compared to net interest expense of $1.0 million for the six months ended June 30, 2007. This decrease in interest expense on a net basis is due to the payoff of debt which occurred as a result of a preferred stock financing completed by the Company in March 2007.

Income Taxes.    The Company’s effective tax rate was 42.1% for the six months ended June 30, 2008.  This compares to no income tax benefit or expense for the quarter ended June 30, 2007. The effective tax rate is based on our estimated fiscal 2008 pretax income and does not take into account our net operating loss carryforwards and other future income tax deductions because we are still in the process of determining the timing and manner in which we can utilize such carryforwards and deductions due to limitations in the Internal Revenue Code applicable to changes in ownership of corporations. The Company has approximately $62 million in federal net operating losses as of December 31, 2007 to offset future taxable income expiring in various years through 2026.  Following the completion of our analysis of the availability of such carryforwards and future income tax deductions we will adjust our tax rate accordingly in future quarters.

Net Income (Loss).    Net income was $1.3 million for the six months ended June 30, 2008 compared to a net loss of $4.3 million for the six months ended June 30, 2007. As a percent of total revenues, net income was 2.3% for the six months ended June 30, 2008 compared to a net loss of 15.1% for the six months ended June 30, 2007.

Liquidity and Capital Resources

From our inception in 1999 through June 30, 2008, we did not generate sufficient cash flows to fund our operations and the growth of our business. As a result, prior to the completion of our initial public offering, our operations were financed primarily through the private placement of equity securities and both long-term and short-term debt financings.  Notably, we completed a financing involving shares of our mandatorily redeemable convertible preferred stock in March 2007, in which we received net proceeds of approximately $102.1 million, and completed our initial public offering in March 2008, in which we received net proceeds, after underwriting discounts and offering expenses, of approximately $46.7 million. Through June 30, 2008, we funded our business primarily through the following:

•      initial public offering that provided net proceeds of approximately $46.7 million, after deducting underwriting commissions and estimated offering expenses;

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

As of June 30, 2008, our principal source of liquidity was cash totaling $54.6 million and net accounts receivable of $29.2 million.

Our cash flow from operations decreased by $0.3 million to $0.9 million in the first six months of 2008 from $1.2 million in the first six months of 2007. The decrease is primarily due to changes in accounts receivable, accounts payable and accrued liabilities as a result of our growth, partially offset by favorable net income growth as adjusted to exclude non-cash depreciation and amortization.

We used net cash in investing activities of $8.8 million in the first six months of 2008, compared to $51.5 million in the first six months of 2007, a decrease of $42.7 million. The decrease is primarily due to the consummation of the PDSHeart acquisition in March 2007 for a net cash effect of $46.9 million, partially offset by additional cash payments to PDSHeart shareholders in 2008 of $5.0 million as a result of the contingent note payment due as a result of our initial public offering combined with lower capital expenditures in 2008.

We generated net cash from financing activities of $44.3 million in the first six months of 2008, compared to $96.7 million in the first six months of 2007, a decrease of $52.4 million. The decrease is primarily due to the mandatorily redeemable convertible preferred financing in the first quarter of 2007 which generated net proceeds of $102.1 million, partially offset by the retirement of the PDSHeart debt of $5.8 million in 2007 compared to the initial public offering net cash proceeds in 2008 of $46.7 million, excluding offering expenses, partially offset by $2.9 million in debt repayment mainly attributable to the retirement of Silicon Valley Bank debt.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our cash and cash equivalents as of June 30, 2008 consisted primarily of cash and money market funds with maturities of less than 90 days.  The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while, at the same time, maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, our investment policy allows us to maintain a portfolio of cash equivalents and short term investments in a variety of securities including money market funds and corporate debt securities. Due to the short term nature of our investments, we believe we have no material exposure to interest rate risk.

Item 4T. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

In addition, management, including our chief executive officer and chief financial officer, did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks related to our business and industry

*We have a history of net losses and may not be able to sustain profitability.

We incurred net losses from our inception through March 31, 2008.  For the quarter ending June 30, 2008, we realized net income of $1.6 million.  As of June 30, 2008, we had total stockholders’ deficit of approximately $80.4 million. We expect our operating expenses to increase as we, among other things:

•      expand our sales and marketing activities;

•      invest in designing, manufacturing and building our inventory of future generations of the CardioNet System;

•      hire additional personnel;

•      invest in infrastructure; and

•      incur the additional expenses associated with being a public company.

With increasing expenses, we will need to continue to increase our revenues to remain profitable.  Because of the risks and uncertainties associated with further developing and marketing the CardioNet System, we are unable to predict the extent of any future income or losses.

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

*Reimbursement by Medicare is highly regulated and subject to change; our failure to comply with applicable regulations, could decrease our revenues and may subject us to penalties or have an adverse impact on our business.

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

A small number of commercial payors represent a significant percentage of our revenues. In the quarter ended June 30, 2008, our top 10 commercial payors by revenues accounted for approximately 32.5% of our total revenues. Our agreements with these commercial payors typically allow either party to the contract to terminate the contract by providing between 60 and 120 days prior written notice to the other party at any time following the end of the initial term of the contract. Our commercial payors may elect to terminate or not to renew their contracts with us for any reason and, in some instances can unilaterally change the reimbursement rates they pay. In the event any of our key commercial payors terminate their agreements with us, elect not to renew their agreements with us or elect not to enter into new agreements with us upon expiration of their agreements with us on terms as favorable as our current agreements, our business, operating results and prospects would be adversely affected.

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

We may encounter difficulties in successfully integrating our operations, technologies, services and personnel with that of the acquired company, and our financial and management resources may be diverted from our existing operations. For example, following our acquisition of PDSHeart, we have offices in Pennsylvania, California, Florida, Georgia and Minnesota. Our offices in multiple states create a strain on our ability to effectively manage our operations and key personnel. If we elect to consolidate our facilities we may lose key personnel unwilling to relocate to the consolidated facility, may have difficulty hiring appropriate personnel at the consolidated facility and may have difficulty providing continuity of service through the consolidation.

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

Our business plans call for rapid expansion of our sales and marketing operations and growth of our research and development, product development and administrative operations. We had a sales force of 81 account executives at June 30, 2008. We intend to further expand our sales force by December 31, 2008. We expect this expansion will place a significant strain on our management and operational and financial resources. Our current and planned personnel, systems, procedures and controls may not be adequate to support our anticipated growth. To manage our growth we will be required to improve existing and implement new operational and financial systems, procedures and controls and expand, train and manage our growing employee base. If we are unable to manage our growth effectively, revenue growth may not be realized or may not be sustainable, may not result in improved operating results or earnings, and our business, financial condition and results of operations could be harmed.

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

*Interruptions or delays in telecommunications systems or in the data services provided to us by QUALCOMM or the loss of our wireless or data services could impair the delivery of our CardioNet System services.

The success of the CardioNet System is dependent upon our ability to store, retrieve, process and manage data and to maintain and upgrade our data processing and communication capabilities. The monitors we use in connection with the CardioNet System rely on a third party wireless carrier to transmit data over its data network during times that the monitor is removed from its base. All data sent by our monitors via this wireless data network or via landline is routed directly to QUALCOMM data centers and subsequently routed to our monitoring center. We are dependent upon these third parties to provide data transmission and data hosting services to us. We do not have an agreement directly with this third party wireless carrier. Although we do have an agreement with QUALCOMM that has a termination date in September 2012, QUALCOMM may terminate its agreement with us if certain conditions occur, including if QUALCOMM’s agreement with the third party wireless carrier terminates, in the event we fail to maintain an agreed-upon number of active cardiac monitoring devices on the QUALCOMM network or in the event that we begin to utilize the services of a provider of monitoring and communication services other than QUALCOMM. We have no control over the status of the agreement between QUALCOMM and the wireless carrier. If we fail to maintain our relationships with QUALCOMM or if we lose wireless carrier services, we would be forced to seek alternative providers of data transmission and data hosting services, which might not be available on commercially reasonable terms or at all.

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

*If we need to raise additional funding in the future, we may be unable to raise such capital when needed, or at all, and the terms of such capital may be adverse to our stockholders.

We believe that the net proceeds from our initial public offering, together with our existing cash and cash equivalent balances, will be sufficient to meet our anticipated cash requirements for the foreseeable future. However, our future funding requirements will depend on many factors, including:

•      the costs associated with manufacturing and building our inventory of our C3 monitor;

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

As of July 21, 2008, we had 14 issued U.S. patents, eight foreign patents and 41 pending U.S., foreign and international patent applications relating to various aspects of the CardioNet System. As of July 21, 2008, we also had 10 trademark registrations and one pending trademark application in the United States for a variety of word marks and slogans. We do not believe that any single patent, trademark or other intellectual property right of ours, or combination of our intellectual property rights, is likely to prevent others from competing with us using a similar business model. There are many issued patents and patent applications held by others in our industry and the electronics field. Our competitors may independently develop technologies that are substantially similar or superior to our technologies, or design around our patents or other intellectual property to avoid infringement. In addition, we may not apply for a patent relating to products or processes that are patentable, we may fail to receive any patent for which we apply or have applied, and any patent owned by us or issued to us could be circumvented, challenged, invalidated, or held to be unenforceable, or rights granted thereunder may not adequately protect our technology or provide a competitive advantage to us. For example, with respect to one of our U.S. patents, we have a corresponding foreign patent, the claims of which were amended substantially more so than in the United States, to overcome art that was of record in the U.S. patent. If a third-party challenges the validity of any patents or proprietary rights of ours, we may become involved in intellectual property disputes and litigation that would be costly and time-consuming.

Although third parties may infringe our patents and other intellectual property rights, we may not be aware of any such infringement, or we may be aware of potential infringement but elect not to seek to prevent such infringement or pursue any claim of infringement, and the third party may continue its potentially infringing activities. For example, we believe that LifeWatch Corp. may be infringing our intellectual property rights. Any decision whether or not to take further action in response to potential infringement of our patent or other intellectual property rights may be based on any one or more of a variety of factors, such as the potential costs and benefits of taking such action, and business and legal issues and circumstances. Litigation of claims of infringement of a patent or other intellectual property rights may be costly and time-consuming and divert the attention of key company personnel, and may not be successful or result in any significant recovery of compensation for any infringement or enjoining of any infringing activity. Litigation or licensing discussions may also involve or lead to counterclaims that could be brought by a potential infringer to challenge the validity or enforceability of our patents and other intellectual property.

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

Based on the litigious nature of our industry and the electronics field and the fact that we may pose a competitive threat to some companies who own or control various patents, it is always possible that one or more third parties may assert a patent infringement claim seeking damages and to enjoin the manufacture, use, sale and marketing of our products and services. If a third-party asserts that we have infringed its patent or proprietary rights, we may become involved in intellectual property disputes and litigation that would be costly and time-consuming and could impair or foreclose our ability to make, use, market or sell our products and services. For example, a competitor initiated a patent infringement lawsuit against us in November 2004, which we defended and ultimately settled in March 2006. Other lawsuits may have already been filed against us without our knowledge. LifeWatch Corp. has asserted or made statements suggesting that it believes we are infringing its intellectual property rights. Additionally, we have received and expect to continue to receive notices from other third parties suggesting or asserting that we are infringing their patents and inviting us to license such patents. We do not believe, however, that we are infringing LifeWatch’s or any other party’s patents or that a license to any such patents is necessary. Should litigation over such patents arise, which could occur if, for example, a third party files a lawsuit alleging infringement of such patents or if we file a lawsuit challenging such patents as being invalid or unenforceable, we intend to vigorously defend against any allegation of infringement. If we are found to infringe the patent or intellectual property rights of others, we may be required to pay damages, stop the infringing activity or obtain licenses or rights to the patents or other intellectual property in order to use, manufacture, market or sell our products and services. Any required license may not be available to us on acceptable terms or at all. If we succeed in obtaining such licenses, payments under such licenses would reduce any earnings from our products. In addition, licenses may be non-exclusive and, accordingly, our competitors may have access to the same technology as that which may be licensed to us. If we fail to obtain a required license or are unable to alter the design of our product candidates to make a license unnecessary, we may be unable to manufacture, use, market or sell our products and services, which could significantly affect our ability to achieve, sustain or grow our commercial business. Moreover, regardless of the outcome, patent litigation against or by us could significantly disrupt our business, divert our management’s attention and consume our financial resources. We cannot predict if or when any third party will file suit for patent or other intellectual property infringement.

*We are highly dependent on our President and Chief Executive Officer, Chief Financial Officer and other key employees, and if we are not able to retain them or to recruit and retain additional qualified personnel, our business may suffer.

We are highly dependent upon our President and Chief Executive Officer, Chief Financial Officer and other key employees. The loss of their services could have a material adverse effect on our business, financial condition and results of operations. The employment of our executive officers and key employees with us is “at will”, and each employee can terminate his or her relationship with us at any time .

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

Our business operations could be significantly disrupted if we fail to properly integrate our management team.

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

*The operation of our call centers and monitoring facilities is subject to rules and regulations governing Independent Diagnostic Testing Facilities and state licensure requirements; failure to comply with these rules could prevent us from receiving reimbursement from Medicare and some commercial payors.

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

In order to maintain the IDTF certification of our call centers we are also required to comply with certain state requirements. The state of Florida has advised us that we must obtain a license to operate our call center in that state. If we fail to obtain a license, we would be required to cease the operations of our Florida call center, we may be subject to fines and penalties, and we may be required to refund amounts previously received in connection with our operation of the Florida call center during the period that we did not have a license. We have applied for and expect to receive the license, but there can be no assurance that the license will be received. If we fail to obtain and maintain a license to operate our call center in Florida or to comply with any other state requirements to which we are subject, our business and results of operations could be adversely impacted.

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

*Changes in the regulatory environment may constrain or require us to restructure our operations, which may harm our revenues and operating results.

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

As of June 30, 2008, we had $46.0 million of goodwill and $2.3 million of intangible assets, most of which resulted from acquisition of PDSHeart. Current accounting rules require that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any. The goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. Any determination requiring the write-off of a significant portion of goodwill or intangible assets could have a material adverse effect on the market price of our common stock, and our business, financial condition and results of operations.

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

Sales of a substantial number of shares of our common stock or securities convertible into our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2008, we had 23,065,240 outstanding shares of common stock. Of these, approximately 7,278,258 shares of common stock are subject to lock-up agreements that are in force through and including September 14, 2008 and approximately 5,319,384 shares of our common stock are subject to lock-up agreements that are in force through and including October 29, 2008. Substantially all of the shares of our common stock subject to lock-up agreements may be sold upon expiration of such agreements. In addition, we have outstanding warrants to purchase up to 6,250 shares of our common stock that, if exercised, would result in these additional shares becoming available for sale upon expiration of the lock-up agreements.

Effective February 15, 2008, the SEC adopted revisions to Rule 144. Under the newly adopted revisions:

•      the holding period for restricted shares of our common stock has been reduced to six months under specified circumstances;

•      the restrictions on the sale of restricted shares of our common stock held by affiliates and non-affiliates of ours has been reduced; and

•      certain other restrictions on resale of the shares of our common stock under Rule 144 were modified, and these modifications make it easier for our stockholders under specified circumstances to sell their shares upon the expiration of the lock-up agreements beginning 180 days after the date of the final prospectus relating to our initial public offering.

We recently filed a registration statement on Form S-1 registering 11,964,196 shares of our common stock for resale, of which 5,750,000 shares were sold pursuant to an underwritten public offering and of which 6,214,196 shares are freely tradable, subject to lock-up agreements as described above.  If a large number of our shares of our common stock or securities convertible into our common stock are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

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

Including stock options that are exercisable within 60 days of June 30, 2008, our existing principal stockholders, executive officers and directors, together with their affiliates, beneficially owned, in the aggregate, approximately 21% of our outstanding common stock. These stockholders may have interests that conflict with other stockholders and, if acting together, have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, may have the ability to control our management and affairs. Accordingly, this concentration of ownership may harm the market price of our common stock by:

•      delaying, deferring or preventing a change of control;

•      impeding a merger, consolidation, takeover or other business combination involving us; or

•      discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

*If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

From March 31, 2008 to June 30, 2008, we granted stock options to purchase 10,450 shares of our common stock at a weighted average exercise price of $20.00 per share to our employees and directors under our 2008 equity incentive plan. From March 31, 2008 to June 30, 2008, we issued an aggregate of 65,663 shares of our common stock to our employees, directors and consultants at a weighted average price of $2.21 per share for an aggregate of $144,800 pursuant to exercises of options granted under our 2003 equity incentive plan.

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

Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-145547) that was declared effective by the Securities and Exchange Commission on March 18, 2008, which registered an aggregate of 5,175,000 shares of our common stock, including 675,000 shares that the underwriters had the option to purchase to cover over-allotments. On March 25, 2008, 3,000,000 shares of common stock were sold on our behalf and 1,500,000 shares of common stock were sold on behalf of a selling stockholder at an initial public offering price of $18.00 per share, for an aggregate gross offering price of $54.0 million to us, and $27.0 million to the selling stockholders. On April 8, 2008, 1,014,286 shares of common stock were sold on behalf of the selling stockholder upon a partial exercise of the underwriters’ over-allotment option, at an initial public offering price of $18.00 per share, for an aggregate gross offering price of $1.8 million to the selling stockholder. The underwriters of the offering were Citigroup Global Markets Inc., Lehman Brothers Inc., Leerink Swann LLC and Thomas Weisel Partners LLC. Following the sale of the shares in connection with the over-allotment closing of our initial public offering, the offering terminated.

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

As of June 30, 2008, we had invested $46.7 million of net proceeds from the offering in money market funds. Through June 30, 2008, we have not used the net proceeds from the offering, other than to repay our outstanding long-term debt balance of $2.4 million and to pay a success fee of $0.2 million in connection with the offering to the lender of such long-term debt, and to pay $5.0 million owed to former stockholders of PDSHeart holding certificates of subordinated contingent payment interest to fully extinguish our obligations under such certificates. We intend to use the remaining proceeds for research and development, to build our inventory of future generations of our CardioNet System, to increase our sales and marketing capabilities for our CardioNet System, to hire additional personnel, to invest in infrastructure, to pursue new markets and geographies and to acquire or license products, technologies or businesses, although we currently have no agreements or commitments relating to material acquisitions or licenses. We cannot specify with certainty all of the particular uses for the net proceeds from our initial public offering.  Accordingly, our management will have broad discretion in the application of the net proceeds.

Item 6.  Exhibits.

EXHIBIT INDEX

Exhibit Number

3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Amended and Restated Bylaws.(1)
4.1	Form of Common Stock Certificate.(1)
4.2	Warrant issued by Registrant on August 9, 2000 to Silicon Valley Bank.(1)
10.1	Amendment No. 6 dated June 26, 2008 to Communications Voice and Data Services Provider Agreement dated May 12, 2003 between the Company and QUALCOMM, Incorporated, as amended. (2)*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)      Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-145547) originally filed with the Securities and Exchange Commission on August 17, 2007, as amended, and incorporated herein by reference.

(2)      Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-151829) originally filed with the Securities and Exchange Commission on June 23, 2008, as amended, and incorporated herein by reference.

*         Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

CardioNet, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIONET, INC.

Date: August 13, 2008	By:	/s/ Martin P. Galvan
Martin P. Galvan
Chief Financial Officer and Chief Operating Officer, PDSHeart (Duly Authorized Officer and Principal Financial Officer)