Form 10-Q
period 2008-09-30
CARDIONET INC
filed 2008-11-07
CIK 1113784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-33993

CardioNet, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0604557
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

227 Washington Street
Conshohocken, Pennsylvania 19428

(Address of Principal Executive Offices, including Zip Code)

(610) 729-7000

(Registrant’s Telephone Number, including Area Code)

N/A

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of September 30, 2008, 23,380,371 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

CARDIONET, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2008

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CARDIONET, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
	(In thousands except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$56,292	$18,091
Accounts receivable, net of allowance for doubtful accounts of $16,678, and $7,909 at September 30, 2008 and December 31, 2007, respectively	35,851	22,854
Due from related parties	91	143
Prepaid expenses and other current assets	2,711	287

Total current assets	94,945	41,375

Property and equipment, net	16,302	15,094
Intangible assets, net	2,069	2,807
Goodwill	45,999	41,163
Other assets	5,124	2,601

Total assets	$164,439	$103,040

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,045	$3,972
Accrued liabilities	17,214	6,425
Current portion of debt	152	1,088
Current portion of capital leases	49	49
Deferred revenue	575	466

Total current liabilities	22,035	12,000

Long-term debt, net of current portion	—	1,655
Deferred rent	786	879
Other noncurrent liabilities	44	69

Total liabilities	22,865	14,603

Redeemable convertible preferred stock
Mandatorily redeemable convertible preferred stock — 0 and 114,883 shares authorized, 0 and 114,839 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	—	115,302

Shareholders’ equity (deficit)
Series A — 0 and 1,563,248 shares authorized, issued and outstanding at September 30, 2008 and December 31, 2007, respectively	—	391
Series B — 0 and 4,720,347 shares authorized, issued and outstanding at September 30, 2008 and December 31, 2007, respectively	—	6,904
Series C — 0 and 10,399,011 shares authorized, issued and outstanding at September 30, 2008 and December 31, 2007, respectively	—	36,196
Series D — 0 and 1,000,000 shares authorized, issued and outstanding at September 30, 2008 and December 31, 2007, respectively	—	9,965
Preferred stock, $.001 par value and no par value at September 30, 2008 and December 31, 2007, respectively; 10,000,000 and 0 shares authorized at September 30, 3008 and December 31, 2007, respectively, 0 shares issued and outstanding at September 30, 2008, and December 31, 2007, respectively	—	—
Common stock, $.001 par value and no par value at September 30, 2008 and December 31, 2007, respectively; 200,000,000 and 50,000,000 shares authorized, 23,328,028 and 3,130,054 shares issued, outstanding and vested at September 30, 2008, and December 31, 2007, respectively	23	1,399
Paid-in capital	220,992	—
Accumulated deficit	(79,441)	(81,720)

Total shareholders’ equity (deficit)	141,574	(26,865)

Total liabilities and shareholders’ equity (deficit)	$164,439	$103,040

See accompanying notes.

CARDIONET, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands except per share amounts)		(In thousands except per share amounts)
Revenues:
Net patient service revenues	$31,073	$20,362	$85,510	$48,582
Other revenues	150	168	516	467

Total revenues	31,223	20,530	86,026	49,049

Cost of revenues	10,014	7,100	29,367	16,843

Gross profit	21,209	13,430	56,659	32,206
Operating expenses:
Research and development	943	810	3,015	2,820
General and administrative	10,757	7,148	29,839	19,429
Sales and marketing	5,216	3,937	15,743	11,633
Integration, restructuring and other nonrecurring charges	2,859	—	4,775	—

Total expenses	19,775	11,895	53,372	33,882

Income (loss) from operations	1,434	1,535	3,287	(1,676)
Other income (expense):
Interest income	332	470	863	1,374
Interest expense	(9)	(197)	(161)	(2,148)

Total other income (expense)	323	273	702	(774)

Income (loss) before income taxes	1,757	1,808	3,989	(2,450)
Income tax (expense) benefit	(770)	—	(1,710)	—

Net income (loss)	987	1,808	2,279	(2,450)

Dividends on and accretion of mandatorily redeemable convertible preferred stock	—	(2,743)	(2,597)	(5,587)

Net income (loss) attributable to common stockholders	$987	$(935)	$(318)	$(8,037)

Net income (loss) per common share:
Basic	$0.04	$(0.30)	$(0.02)	$(2.70)
Diluted	$0.04	$(0.30)	$(0.02)	$(2.70)

Weighted average number of common shares outstanding:
Basic	23,171	3,072	16,644	2,982
Diluted	24,039	3,072	16,644	2,982

See accompanying notes.

CARDIONET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net income (loss)	$2,279	$(2,450)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,384	2,385
Amortization of intangibles	738	553
Loss on disposal of property and equipment	281	37
(Decrease) increase in deferred rent	(93)	315
Provision for doubtful accounts	8,849	5,631
Common stock and stock options issued for services	—	193
Amortization of debt discount, including recognition of contingent beneficial conversion	—	658
Stock-based compensation	2,434	320
Changes in operating assets and liabilities:
Accounts receivable	(22,078)	(9,501)
Due from related parties	141	(17)
Prepaid expenses and other current assets	(2,280)	44
Other assets	(2,522)	(983)
Accounts payable	73	2,003
Accrued liabilities	11,124	1,811
Other noncurrent liabilities	—	(134)

Net cash provided by operating activities	4,330	865

Investing activities
Purchases of property and equipment	(6,874)	(9,108)
Investment in subsidiary, net of cash acquired	(5,002)	(46,886)

Net cash used in investing activities	(11,876)	(55,994)

Financing activities
Net proceeds from issuance of mandatorily redeemable convertible preferred stock	—	102,117
Proceeds from issuance of common stock	48,364	557
Proceeds from issuance of debt	500	373
Repayment of debt	(3,117)	(29,272)

Net cash provided by financing activities	45,747	73,775

Net increase in cash and cash equivalents	38,201	18,646
Cash and cash equivalents — beginning of period	18,091	3,909

Cash and cash equivalents — end of period	$56,292	$22,555

Supplemental disclosure of cash flow information
Cash paid for interest	$378	$3,544

Supplemental disclosure of non-cash financing activities
Exercise of stock options under note receivable arrangements	$—	$277
Mandatorily redeemable convertible preferred stock issued in connection with bridge loan	$—	$3,303
Mandatorily redeemable convertible preferred stock issued in consideration for PDSHeart, Inc. acquisition	$—	$1,456

See accompanying notes.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Business

CardioNet, Inc. (the Company), a Delaware corporation, provides ambulatory, continuous, real-time outpatient management solutions for monitoring relevant and timely clinical information regarding an individual’s health. The Company incorporated in the state of California in March 1994, but did not actively begin developing its product platform until April 2000. The Company spent seven years developing a proprietary integrated patient management platform that incorporates a wireless data transmission network, internally developed software, FDA-cleared algorithms and medical devices and a 24-hour digital monitoring service center. The initial focus of the Company is on the diagnosis and monitoring of cardiac arrhythmias, or heart rhythm disorders, with a solution that is marketed as the CardioNet System. In September 1999, the Company was capitalized as CardioNet, a company focused on helping physicians more rapidly diagnose and more effectively manage therapy for patients with cardiovascular disease. In February 2002, the Company received FDA 510(k) clearance for the first and second generation of its core CardioNet System which automatically detects cardiac rhythm problems and transmits ECG data to a 24/7/365 monitoring center which was opened in Conshohocken, Pennsylvania in July 2002. The Company re-incorporated in Delaware in 2008. The CardioNet Monitoring Center provides analysis and response for all incoming ECG data. Currently, the Company provides all arrhythmia monitoring services for the CardioNet System at this location. The Company receives reimbursement for services provided to patients from Medicare and other third-party payors.

On March 8, 2007, the Company acquired PDSHeart, Inc. (“PDSHeart”), a leading cardiac monitoring company, for an aggregate of $51.6 million plus the assumption of $5.2 million in debt.  In addition to the $51.6 million consideration, the Company agreed to pay PDSHeart shareholders $5.0 million of contingent consideration in the event of a qualifying liquidation event, including a public offering or acquisition. The Company’s initial public offering was consummated on March 25, 2008 and, accordingly, the purchase price for the PDSHeart acquisition has been adjusted to $56.6 million to reflect this payment. PDSHeart, now a wholly-owned subsidiary of CardioNet, provides event monitoring, Holter monitoring and pacemaker monitoring services in 48 states, primarily in the southeast. The acquisition has broadened the Company’s geographic coverage and expanded the service offering to include the complete range of cardiac monitoring services. See Note 3.

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

On March 25, 2008, the Company completed its initial public offering generating net proceeds to the Company of approximately $46.7 million, after deducting underwriter commissions and estimated offering expenses.  Upon the closing of the Company’s initial public offering, all outstanding shares of the Company’s mandatorily redeemable convertible preferred stock and convertible preferred stock converted into shares of common stock.  Therefore, at September 30, 2008, the Company had no shares of preferred stock outstanding.

On August 6, 2008, an underwritten secondary public offering of shares of common stock held by certain of the Company’s existing stockholders was completed.  The Company did not issue any shares and received no proceeds in connection with such offering.  The Company incurred approximately $0.9 million in offering expenses on behalf of the selling stockholders.  These expenses were incurred in accordance with the Company’s obligations under a registration rights agreement with the selling stockholders.

2.     Summary of Significant Accounting Policies

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles.  In the opinion of management, these consolidated financial statements reflect all adjustments, which are of normal recurring nature and necessary for a fair presentation of the Company’s financial position as of September 30, 2008 and December 31, 2007, the results of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007. The financial data and other information disclosed in these notes to the financial statements related to the three month and nine month periods are unaudited. The results for the three month and nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for any future period.

Net Income (Loss) Attributable to Common Shares

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Under SFAS No. 128, basic net loss per share is computed by dividing net loss per share attributable to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods, as applicable.

The following summarizes the potential outstanding common stock of the Company at September 30, 2008 and September 30, 2007.  The convertible preferred stock, the mandatorily redeemable convertible preferred stock and the Series D-1 warrants were converted into shares of the Company’s common stock immediately prior to the consummation of the Company’s initial public offering on March 25, 2008.  All share amounts have been adjusted for the one-for-two reverse stock split effected by the Company on March 5, 2008:

	September 30, 2008	September 30, 2007
Convertible preferred stock (A,B,C,D)	—	8,835,053
Mandatorily redeemable convertible preferred stock	—	4,784,959
Series B warrants	6,250	6,250
Series D-1 warrants	—	482,038
Common stock options outstanding	1,740,885	1,208,604
Common stock options available for grant	373,757	68,205
Common stock held by certain employees and unvested	52,343	—
Common stock	23,328,028	3,212,752

Total	25,501,263	18,597,861

If the outstanding options, warrants and preferred stock were exercised or converted into common stock, the result would be anti-dilutive for the nine months ended September 30, 2008 and September 30, 2007 and the three months ended September 30, 2007. Accordingly, basic and diluted net loss attributable to common stockholders per share are identical for those periods presented in the consolidated statements of operations.

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

The Company’s income before income taxes for the nine months ended September 30, 2008 and 2007 was $2.5 million and $0.3 million lower, respectively, and the Company’s after-tax net income for the nine months ended September 30, 2008 and 2007 was $1.4 million and $0.3 million lower, respectively, as a result of stock-based compensation expense incurred. The impact of stock-based compensation expense was $(0.08) and $(0.10) on the basic and diluted earnings per share for the nine months ended September 30, 2008 and 2007, respectively.

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted after the adoption of SFAS No. 123R with the following weighted average assumptions:

	Nine months ended September 30,
	2008	2007
Expected dividend yield	0%	0%
Expected volatility	50%	50%
Risk-free interest rate	2.52%	5.0%
Expected life	6.25 years	6.25 years

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Since the Company’s stock was not publicly traded prior to the closing of its initial public offering, the expected volatility was calculated for each date of grant based on an alternative method. The Company identified similar public entities for which share price information was available and considered the historical volatility of these entities’ share price in estimated expected volatility. The risk-free interest rate is derived from the U.S. Federal Reserve rate in effect at the time of grant. The expected life calculation is based on the observed and expected time to the exercise of options by the Company’s employees based on historical exercise patterns for similar options. Based on the Company’s historical experience of options that cancel before becoming fully vested, the Company has assumed an annualized forfeiture rate of 15% for all options. Under the true-up provision of SFAS No. 123R, the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated.

Based on the above assumptions, the per share weighted average fair value of the options granted under the stock option plan for the nine months ended September 30, 2008 and 2007 was $12.20 and $3.44, respectively.

The following table summarizes activity under all stock award plans from December 31, 2007 through September 30, 2008:

		Options Outstanding
	Shares		Weighted
	Available	Number	Average
	for Grant	of Shares	Exercise Price
Balance — December 31, 2007	617,534	1,641,616	$6.38
Granted	(307,875)	307,875	$12.19
Canceled	223,404	(223,404)	$5.74
Exercised	—	(21,283)	$1.26

Balance — March 31, 2008	533,063	1,704,804	$7.58
Granted	(10,450)	10,450	$20.00
Canceled	56,847	(56,847)	$15.46
Exercised	—	(65,663)	$2.21

Balance — June 30, 2008	579,460	1,592,744	$7.60
Additional shares available for grant	142,500	—	—
Granted	(473,177)	473,177	$27.28
Canceled	124,974	(124,974)	$5.82
Exercised	—	(200,062)	$4.87

Balance — September 30, 2008	373,757	1,740,885	$13.39

In the third quarter of 2008, the Company authorized the cancellation of all existing option grants held by certain employees related to integration, restructuring and other nonrecurring activities with exercise prices ranging from $0.70 to $18.30 in exchange for the reissuance of a like amount of options with similar exercise prices, These cancellations and reissuances resulted in additional compensation expense of $0.8 million during the nine months ended September 30, 2008, included within integration, restructuring and other nonrecurring charges.

A total of 38,177 of the options included as canceled and granted during the three months ended September 30, 2008 in the table above relate to options that were cancelled in exchange for a like amount of options with similar exercise prices.

Additional information regarding options outstanding is as follows:

	September 30, 2008	December 31, 2007
Range of exercise price (per option)	$0.70 - $31.18	$0.70 - $9.50
Weighted average remaining contractual life (years)	9.09	9.28

Employee Stock Purchase Plan

In July 2008 the Company made available an employee stock purchase plan in which substantially all of the Company’s full-time employees became eligible to participate effective March 18, 2008. Under the plan, employees may contribute up to 15% of their compensation toward the purchase of the Company’s common stock at the lower of 85% of the fair market price on the first day of the offering period, or 85% of the fair market price on the day of purchase. Proceeds received from the issuance of shares are credited to stockholders’ equity in the period that the shares are issued. Under the terms of the plan, a total of 238,000 shares of common stock have been reserved for issuance to employees. At September 30, 2008, approximately 188,503 shares remain available for purchase under the plan. Net proceeds to the Company from the issuance of shares of common stock under the Plan for the three and nine months ended September 30, 2008 were $0.8 million.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose fair value measurement for many financial instruments and certain other items as of specified election dates. Business entities will thereafter report in earnings the unrealized gains and losses on items for which the fair value option has been chosen. The fair value option may be applied instrument by instrument but may not be applied to portions of instruments and is irrevocable unless a new elections date occurs. The Company did not elect the fair value option of SFAS No. 159 and thus, the adoption of SFAS No. 159 had no impact on the Company.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 151. SFAS No. 141(R) establishes new principles and requirements for accounting for business combinations, including recognition and measurement of identifiable assets acquired, goodwill acquired, liabilities assumed and noncontrolling financial interests. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS No. 141(R) and SFAS No. 160 are required to be adopted simultaneously and are effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. Upon a future acquisition, the Company will evaluate the potential effect of adoption of SFAS No. 141(R) and SFAS No. 160.

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

In connection with the acquisition of PDSHeart, the Company initiated exit plans for acquired activities that are redundant to the Company’s existing operations. The plan includes the closure of a facility and the elimination of 35 positions in the areas of sales, finance, service and management. In connection with the plan, the Company established reserves of $0.5 million included in the purchase price allocation. As of September 30, 2008, all of the positions had been eliminated and the Company vacated the facility. The reserve is included in accrued liabilities in the accompanying consolidated balance sheet.

A summary of the reserve activity related to the PDSHeart acquisition integration plan as of September 30, 2008 is as follows:

	Initial Reserves Recorded in Purchase Accounting	Payments/Adjustments through September 30, 2008	Balance as of September 30, 2008
Severance and employee related costs	$366,000	$366,000	$—
Rent abandonment	$144,000	$42,610	$101,390
Total:	$510,000	$408,610	$101,390

Additionally, the Company incurred expenses of $0.8 million through September 2008 to integrate these functions, and expects to incur no additional cost. There is no reserve remaining for post-acquisition integration costs as of September 30, 2008. Post-acquisition integration costs included severance and employee related costs, IT costs, and other administrative costs to complete the integration activities. These costs were expensed as incurred in accordance with the SFAS No. 146, Accounting for Exit or Disposal Activities, and are included in Integration, restructuring, and other nonrecurring charges.

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

5.              San Diego Restructuring

During the first quarter of 2008, the Company initiated plans to consolidate its Finance and Human Resource functions in Pennsylvania. This plan involves the elimination of 7 positions in San Diego. The Company incurred expenses of $1.0 million through September 2008 to consolidate these functions. The integration was substantially completed as of September 30, 2008. These costs were expensed as incurred in accordance with the SFAS No. 146, Accounting for Exit or Disposal Activities, and are included in Integration, restructuring and other nonrecurring charges.

A summary of the reserve activity related to the San Diego restructuring plan as of September 30, 2008 is as follows:

	Initial Reserve Recorded	Payments through September 30, 2008	Balance as of September 30, 2008
Severance and employee related costs	$662,000	$335,256	$326,744

6.              Income Taxes

The Company’s effective tax rate of 42.9% for the nine months ended September 30, 2008 is based on its estimated fiscal 2008 pretax income and does not take into account the utilization of the Company’s net operating loss, credit carryforwards or other deferred income tax assets because the Company is still in the process of determining the timing and manner in which it can utilize such carryforwards and deductions due to limitations in the Internal Revenue Code applicable to changes in ownership of corporations.  The Company is currently conducting an analysis to determine the timing and manner of the utilization of the net operating loss carryforwards. Following the completion of its analysis of the availability of such carryforwards and future income tax deductions, the Company will adjust its tax rate accordingly in future quarters.

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

7.     Recent Events

Conshohocken Fire

In August 2008, the Company’s corporate headquarters were affected by a fire at an adjacent construction site. The fire caused water and electrical damage in one corner of the Company’s building. The Company’s patient monitoring services were not interrupted. Costs of $0.4 million were incurred through September 30, 2008, including $0.2 million of newly acquired fixed assets that have been capitalized as of the balance sheet date, $0.1 million of fixed asset impairments, and $0.1 million of out of pocket costs.

The Company’s insurance policy covers all out of pocket costs and damaged fixed assets at replacement value, and as such, the Company does not expect to incur a loss as a result of the fire damage. As of September 30, 2008, the Company could not estimate the amount of gain or loss that would be associated with the insurance settlement. The Company has established an insurance receivable for an amount equal to the out of pocket costs and fixed assets incurred to date. There was no impact to earnings for the three or nine months ended September 30, 2008.

Establishment of a CPT Code for the CardioNet System

The Centers for Medicare and Medicaid Services (CMS) have established Category I Current Procedural Terminology (CPT) codes and reimbursement rates that cover the CardioNet System. The 2009 national payment rate for technical support related to use of the CardioNet System (CPT 93229) has been carrier priced, meaning similar to today, Highmark Medicare Service is responsible for setting the reimbursement rate for this new code. The current technical reimbursement rate established by Highmark Medicare Services is $1,123.  The reimbursement rates assigned to the new codes are consistent with current reimbursement rates. A Category I CPT Code, along with reimbursement, provides strong validation of our system for commercial payors that do not currently cover CardioNet in their plans, while also creating a simplified and stable reimbursement environment for the physicians.  The new billing codes will allow for automated claims adjudication, substantially simplifying the reimbursement process for physicians and payors compared to the current process. Reimbursement is currently obtained through non-specific billing codes which require various narratives that, in most cases, involve semi-automated or manual processing, as well as additional review by payors.

The new Category I CPT codes, which were established by the AMA for the professional and technical components associated with the CardioNet System, are:

• CPT code 93228 –– Wearable mobile cardiovascular telemetry with electrocardiographic recording, concurrent computerized real time data analysis and greater than 24 hours of accessible ECG data storage (retrievable with query) with ECG triggered and patient selected events transmitted to a remote attended surveillance center for up to 30 days; physician review and interpretation with report.

• CPT code 93229 –– Technical support for connection and patient instructions for use, attended surveillance, analysis and physician prescribed transmission of daily and emergent data reports.

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

In February 2002, we received FDA 510(k) clearance for the first and second generation of our core CardioNet System (Mobile Cardiac Outpatient Telemetry). We opened the CardioNet Monitoring Center in Conshohocken, Pennsylvania in July 2002 and currently provide all of our CardioNet System arrhythmia monitoring at that location. We established our relationship with QUALCOMM Incorporated in May 2003, which provides us with wireless cellular data connectivity and data hosting and queuing services. Pursuant to our agreement with QUALCOMM, we have no fixed or minimum financial commitments. However, in the event that we fail to maintain an agreed-upon number of active cardiac monitoring devices on the QUALCOMM network, or in the event that we begin to utilize the services of a provider of monitoring and communications services other than QUALCOMM, QUALCOMM has the right to terminate this agreement.

In November 2006, we received FDA 510(k) clearance for our third generation product, or C3, which we have begun to incorporate as part of our monitoring solution. We had previously received FDA 510(k) clearance for the proprietary algorithm included in our C3 system in October 2005.

In September 2002, we were approved as an Independent Diagnostic Testing Facility for Medicare. The local Medicare carrier in Pennsylvania sets the terms for reimbursement of our CardioNet System for approximately 40 million covered lives. We have also worked to secure contracts with commercial payors. We increased the number of contracts with commercial payors from six at year-end 2003 to 41 at year-end 2004, 97 at year-end 2005, 144 at year-end 2006, 169 at year-end 2007 and 194 at September 30, 2008. Over this period of time, we estimate that the number of covered commercial lives increased from six million at year-end 2003 to 32 million at year-end 2004, 70 million at year-end 2005, 102 million at year-end 2006, 120 million at year-end 2007 and 150 million at September 30, 2008. The current estimated total of 190 million Medicare and commercial lives for which we had reimbursement contracts as of September 30, 2008 represents approximately 75% of the total covered lives in the United States. The majority of the remaining covered lives are insured by a relatively small number of large commercial insurance companies that, beginning in 2003, deemed the CardioNet System to be “experimental and investigational” and do not currently reimburse us for services provided to their beneficiaries. We believe a primary reason for the “experimental and investigational” designation had been a lack of a published peer reviewed prospective randomized clinical trial that demonstrates the clinical efficacy of the CardioNet System.  As a result, we significantly slowed our geographic expansion in 2005 and 2006, as we awaited results of a randomized clinical trial comparing the CardioNet System to traditional loop event monitors which was subsequently published in March 2007.

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

For our event, Holter and pacemaker monitoring services, we have established Medicare reimbursement and we have 106 direct contracts with commercial payors as of September 30, 2008 representing an estimated 135 million covered lives.

In March 2007, we raised $110 million through the issuance of mandatorily redeemable convertible preferred stock to, in part, fund the acquisition of PDSHeart.

We have undertaken an initiative to improve our operational efficiency and future profitability in connection with our acquisition of PDSHeart in March 2007, mainly through the integration of operational and administrative functions. The plan, which was approved at the time of the PDSHeart acquisition, includes the closure of a facility and the elimination of 35 positions in the areas of sales, finance, service and management. In connection with the plan, the Company established reserves of $0.5 million included in the purchase price allocation.  Additionally, we incurred expenses of $0.8 million of employee-related costs to integrate these functions through September 2008. These costs will be expensed as incurred in accordance with the SFAS No. 146, Accounting for Exit or Disposal Activities.

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

On August 6, 2008, an underwritten secondary public offering of shares of common stock held by certain of the Company’s existing stockholders was completed.  The Company did not issue any shares and received no proceeds in connection with such offering.  The Company incurred approximately $0.9 million in offering expenses on behalf of the selling stockholders.  These expenses were incurred in accordance with the Company’s obligations under a registration rights agreement with the selling stockholders.

Statements of Operations Overview

Revenues

Our principal source of revenues is patient revenue from cardiac monitoring services. The amount of revenue generated is based on the number of patients enrolled through physician prescriptions and the rates reimbursed to us by commercial payors, physicians, patients and Medicare. Reimbursement rates are set by the Centers for Medicare and Medicaid Services (“CMS”) on a case rate basis for the Medicare program and through negotiations with commercial payors who typically pay a daily monitoring rate. From 2002 through September 2008, our average case rate for monitoring Medicare patients has remained relatively stable. We expect pricing to decline over time in a manner consistent with the introduction and penetration of a premium priced service due to competition, introduction of new technologies and the potential addition of larger commercial payors. Since our CardioNet System services are relatively new and the reimbursement status is evolving, our revenues are subject to fluctuations due to increases or decreases in rates and decisions by payors regarding reimbursement.

For the event, Holter and pacemaker monitoring market we expect the price to be flat or declining as the new generation technology gains wider acceptance in the market. In addition, the established 2007 Medicare rates compared to 2006 for our event monitoring services declined by 3% to 8%, depending on the type of service, and our Holter monitoring services declined 8%. Reimbursement rates for 2008 were flat compared to 2007, and we expect 2009 and 2010 rates to remain consistent with 2008.

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

Gross Profit

Gross profit consists of revenues less the cost of revenues. Cost of revenues includes:

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

For the quarter ended September 30, 2008, our gross profit margin was 67.9%. In general, we expect gross profit margins on the CardioNet System services to remain flat or increase, assuming no changes in reimbursement rates. For our event and Holter monitoring services, we expect gross profit margins to remain flat as we expect reimbursement rates to remain unchanged.

Sales and Marketing

Sales and marketing expense consists primarily of salaries, benefits and stock-based compensation related to account executives, marketing personnel and contracting personnel, account executive commissions, travel and other reimbursable expenses, and marketing programs such as trade shows and marketing campaigns.

Following the completion of our randomized clinical trial and the PDSHeart acquisition, we made a significant investment in sales and marketing by increasing the number of account executives in new geographies. We had a sales force of 81 account executives as of September 30, 2008. We currently have account executives covering 48 states. We also plan to increase our marketing activities. As a result, we expect that sales and marketing expenses will increase in absolute terms, but will remain flat as a percentage of revenues going forward.

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

Income Taxes

We have net deferred income tax assets totaling approximately $31.2 million at the end of 2007, consisting primarily of federal and state net operating loss and credit carryforwards. The federal and state net operating loss carryforwards, if unused, will begin to expire in 2010. The federal and state credit carryforwards, if unused, will expire in 2026. Due to uncertainty regarding the ultimate realization of these net operating loss and credit carryforwards and other deferred income tax assets, we have established a valuation allowance for most of these assets and will recognize the benefits only as reassessment indicates the benefits are realizable. The Company is currently conducting an analysis to determine the timing and manner of the utilization of the net operating loss carryforwards and will adjust our tax rate accordingly in future quarters, beginning the fourth quarter of 2008.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which we have prepared in accordance with US generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses and related disclosures. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances; however actual results may differ from these estimates. We review our estimates and judgments on an ongoing basis.

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

Results of Operations

Quarters Ended September 30, 2008 and 2007

Revenues.    Total revenues for the quarter ended September 30, 2008 increased to $31.2 million from $20.5 million for the quarter ended September 30, 2007, an increase of $10.7 million, or 52.1%. CardioNet System revenue increased $11.1 million, offset by a decrease in PDS revenue of $0.4 million.

Gross Profit.    Gross profit increased to $21.2 million for the quarter ended September 30, 2008, or 67.9% of revenues, from $13.4 million for the quarter ended September 30, 2007, or 65.4% of revenues. The increase of $7.8 million is due to the increased revenue from the CardioNet System as well as operational efficiencies achieved and cost reductions negotiated with vendors during 2008.

Sales and Marketing Expense.    Sales and marketing expenses were $5.2 million for the quarter ended September 30, 2008 compared to $3.9 million for the quarter ended September 30, 2007. The increase of $1.3 million is due to the continued building of the sales operations infrastructure.  As a percent of total revenues, sales and marketing expenses were 16.7% for the quarter ended September 30, 2008 compared to 19.2% for the quarter ended September 30, 2007, a decline of 2.5% as the increase in expense was offset by higher revenue.

Research and Development Expense.    Research and development expenses increased to $0.9 million for the quarter ended September 30, 2008 compared to $0.8 million for the quarter ended September 30, 2007. As a percent of total revenues, research and development expenses declined to 2.9% for the quarter ended September 30, 2008 compared to 3.9% for the quarter ended September 30, 2007, a decline of 1.0% primarily due to the higher revenue.

General and Administrative Expense.    General and administrative expenses (including amortization) increased to $10.8 million for the quarter ended September 30, 2008 from $7.1 million for the quarter ended September 30, 2007. This increase of $3.7 million, or 52.1%, was primarily due to an increase in the provision for bad debt of $1.9 million, increase in stock compensation expense of $0.7 million, increase in the bonus accrual of $0.2 million, and increased insurance, audit and tax fees of $0.6 million that were higher due to the organization becoming a public entity.

Integration, Restructuring and Other Nonrecurring Charges.    Integration charges relating to the PDSHeart acquisition were $0.2 million for the quarter ended September 30, 2008. Restructuring charges relating to consolidating our Finance and Human Resources functions in Pennsylvania were $0.7 million for the quarter ended September 30, 2008. Secondary offering costs were $0.9 million, and other nonrecurring charges were $1.1 million for the quarter ended September 30, 2008. We incurred no integration, restructuring or other nonrecurring charges in the quarter ended September 30, 2007.

In connection with the acquisition of PDSHeart, the Company initiated exit plans for acquired activities that are redundant to the Company’s existing operations. The plan includes the closure of a facility and the elimination of 35 positions in the areas of sales, finance, service and management. In connection with the plan, the Company established reserves of $0.5 million included in the purchase price allocation. For the quarter ended September 30, 2008, all of the positions have been eliminated and approximately $0.2 million of employee-related expenses have been incurred.

In addition, in March 2008, the Company initiated restructuring plans to consolidate its Finance and Human Resources functions in Pennsylvania. This plan includes the elimination of seven positions in California was substantially completed as of September 30, 2008. For the quarter ended September 30, 2008, no positions have been eliminated and approximately $0.7 million of employee-related expenses have been incurred.

Total Interest Income/Expense, Net.    Net interest income was $0.3 million for the quarter ended September 30, 2008 and 2007.

Income Taxes.    The Company’s effective tax rate was 43.8% for the quarter ended September 30, 2008.  This compares to no income tax benefit or expense for the quarter ended September 30, 2007. The effective tax rate is based on our estimated fiscal 2008 pretax income and does not take into account our net operating loss carryforwards and other future income tax deductions because we are still in the process of determining the timing and manner in which we can utilize such carryforwards and deductions due to limitations in the Internal Revenue Code applicable to changes in ownership of corporations. The Company has approximately $62 million in federal net operating losses as of December 31, 2007 to offset future taxable income expiring in various years through 2026.  Following the completion of our analysis of the availability of such carryforwards and future income tax deductions we will adjust our tax rate accordingly in future quarters, beginning in the fourth quarter of 2008.

Net Income (Loss).    Net income was $1.0 million for the quarter ended September 30, 2008 compared to net income of $1.8 million for the quarter ended September 30, 2007. As a percent of total revenues, net income was 3.2% for the quarter ended September 30, 2008 compared to net income of 8.8% for the quarter ended September 30, 2007.

Nine Months Ended September 30, 2008 and 2007

Revenues.    Total revenues for the nine months ended September 30, 2008 increased to $86.0 million from $49.0 million for the nine months ended September 30, 2007, an increase of $37.0 million, or 75.5%. CardioNet System revenue increased $34.5 million. Revenue from the event and Holter monitoring business increased $2.5 million versus the prior year due to the full period effect in 2008 of the PDSHeart acquisition that was consummated on March 8, 2007.

Gross Profit.    Gross profit increased to $56.7 million for the nine months ended September 30, 2008, or 65.9% of revenues, from $32.2 million for the nine months ended September 30, 2007, or 65.7% of revenues. The increase of $24.5 million is primarily due to increased CardioNet System revenue compared to our lower margin event and Holter business.

Sales and Marketing Expense.    Sales and marketing expenses were $15.7 million for the nine months ended September 30, 2008 compared to $11.6 million for the nine months ended September 30, 2007. The increase of $4.1 million is due primarily to the full period effect of the PDSHeart acquisition of $1.1 million and the increased sales operations infrastructure buildup of $3.0 million. As a percent of total revenues, sales and marketing expenses were 18.3% for the nine months ended September 30, 2008 compared to 23.7% for the nine months ended September 30, 2007, a decline of 5.4% as the increase in expense was offset by higher revenue.

Research and Development Expense.    Research and development expenses increased to $3.0 million for the nine months ended September 30, 2008 compared to $2.8 million for the nine months ended September 30, 2007. As a percent of total revenues, research and development expenses declined to 3.5% for the nine months ended September 30, 2008 compared to 5.7% for the nine months ended September 30, 2007, a decline of 2.2% primarily due to higher revenue.

General and Administrative Expense.    General and administrative expenses (including amortization) increased to $29.8 million for the nine months ended September 30, 2008 from $19.4 million for the nine months ended September 30, 2007. This increase of $10.4 million, or 53.6%, was primarily due to an increase in the provision for bad debt of $3.2 million, increased infrastructure due to Company growth, increased bonus accrual of $1.2 million, increased insurance costs, audit and tax fees of $1.4 million that were higher due to the organization becoming a public entity, stock based compensation of $0.9 million, increased legal fees of $0.8 million, and increased amortization due to the PDSHeart acquisition of $0.2 million. As a percent of total revenues, general and administrative expenses declined to 34.7% for the nine months ended September 30, 2008 compared to 39.6% for the nine months ended September 30, 2007, a decrease of 4.9% as the increase in expense was offset by the higher revenue.

Integration, Restructuring and Other Nonrecurring Charges.    The Company has incurred integration and restructuring costs as well as $1.0 million related to the resolution of intellectual property litigation for the nine months ended September 30, 2008.  Integration charges relating to the PDSHeart acquisition were $0.8 million for the nine months ended September 30, 2008. Restructuring charges relating to consolidating our Finance and Human Resources functions in Pennsylvania were $1.0 million for the nine months ended September 30, 2008. Secondary offering costs were $0.9 million, and other nonrecurring charges related to the departure of certain directors were $1.1 million for the nine months ended September 30, 2008. We incurred no integration, restructuring or other nonrecurring charges in the quarter ended September 30, 2007.

In connection with the acquisition of PDSHeart, the Company initiated exit plans for acquired activities that are redundant to the Company’s existing operations. The plan includes the closure of a facility and the elimination of 35 positions in the areas of sales, finance, service and management. In connection with the plan, the Company established reserves of $0.5 million included in the purchase price allocation. As of September 30, 2008, all of the positions have been eliminated and approximately $0.8 million of employee-related expenses have been incurred.

In addition, in March 2008, the Company initiated restructuring plans to consolidate its Finance and Human Resources functions in Pennsylvania. This plan includes the elimination of 7 positions in California and is substantially complete as of September 30, 2008. As of September 30, 2008, five positions have been eliminated and approximately $1.0 million of employee-related expenses have been incurred.

Total Interest Income/Expense, Net.    Net interest income was $0.7 million for the nine months ended September 30, 2008 compared to net interest expense of $0.8 million for the nine months ended September 30, 2007. This decrease in interest expense on a net basis is due to the payoff of debt which occurred in 2007.

Income Taxes.    The Company’s effective tax rate was 42.9% for the nine months ended September 30, 2008.  This compares to no income tax benefit or expense for the quarter ended September 30, 2007. The effective tax rate is based on our estimated fiscal 2008 pretax income and does not take into account our net operating loss carryforwards and other future income tax deductions because we are still in the process of determining the timing and manner in which we can utilize such carryforwards and deductions due to limitations in the Internal Revenue Code applicable to changes in ownership of corporations. The Company has approximately $62 million in federal net operating losses as of December 31, 2007 to offset future taxable income expiring in various years through 2026.  Following the completion of our analysis of the availability of such carryforwards and future income tax deductions we will adjust our tax rate accordingly in future quarters, beginning in the fourth quarter of 2008.

Net Income (Loss).    Net income was $2.3 million for the nine months ended September 30, 2008 compared to a net loss of $2.5 million for the nine months ended September 30, 2007. As a percent of total revenues, net income was 2.6% for the nine months ended September 30, 2008 compared to a net loss of 5.0% for the nine months ended September 30, 2007.

Liquidity and Capital Resources

From our inception in 1999 through September 30, 2008, we did not generate sufficient cash flows to fund our operations and the growth of our business. As a result, prior to the completion of our initial public offering, our operations were financed primarily through the private placement of equity securities and both long-term and short-term debt financings.  Notably, we completed a financing involving shares of our mandatorily redeemable convertible preferred stock in March 2007, in which we received net proceeds of approximately $102.1 million, and completed our initial public offering in March 2008, in which we received net proceeds, after underwriting discounts and offering expenses, of approximately $46.7 million. Through September 30, 2008, we funded our business primarily through the following:

•                  initial public offering that provided net proceeds of approximately $46.7 million, after deducting underwriting commissions and offering expenses;

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

As of September 30, 2008, our principal source of liquidity was cash and cash equivalents totaling $56.3 million and net accounts receivable of $35.9 million.

Our cash flow from operations increased by $3.4 million to $4.3 million in the first nine months of 2008 from $0.9 million in the first nine months of 2007. The increase is due primarily to taxable net income growth as adjusted to exclude non cash depreciation and amortization and stock compensation expense, and favorable changes in accrued liabilities. The increases in cash from operations were offset by changes in accounts receivable, prepaid expenses, and other assets.

We used net cash in investing activities of $11.9 million in the first nine months of 2008, compared to $56.0 million in the first nine months of 2007, a decrease of $44.1 million. The decrease is primarily due to the consummation of the PDSHeart acquisition in March 2007 for a net cash effect of $46.9 million, partially offset by additional cash payments to PDSHeart shareholders in 2008 of $5.0 million as a result of the contingent note payment due as a result of our initial public offering combined with lower capital expenditures in 2008.

We generated net cash from financing activities of $45.7 million in the first nine months of 2008, compared to $73.8 million in the first nine months of 2007, a decrease of $28.1 million. The decrease is primarily due to the mandatorily redeemable convertible preferred stock financing in the first quarter of 2007 which generated net proceeds of $102.1 million, partially offset by the retirement of debt of $29.3 million in 2007 compared to the net cash proceeds from common stock issuance in 2008 of $48.3 million, excluding offering expenses, partially offset by $3.1 million in debt repayment mainly attributable to the retirement of Silicon Valley Bank debt.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our cash and cash equivalents as of September 30, 2008 consisted primarily of cash and money market funds with maturities of less than 90 days.  The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while, at the same time, maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, our investment policy allows us to maintain a portfolio of cash equivalents and short term investments in a variety of securities including money market funds and corporate debt securities. Due to the short term nature of our investments, we believe we have no material exposure to interest rate risk.

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

We incurred net losses from our inception through March 31, 2008.  For the quarter ending September 30, 2008, we realized net income of $1.0 million.  As of September 30, 2008, we had total stockholders’ deficit of approximately $79.4 million. We expect our operating expenses to increase as we, among other things:

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

Many commercial payors refuse to enter into contracts to reimburse the fees associated with medical devices or services that such payors determine to be “experimental and investigational”. Commercial payors typically label medical devices or services as “experimental and investigational” until such devices or services have demonstrated product superiority evidenced by a randomized clinical trial. We completed a clinical trial in which the CardioNet System provided higher diagnostic yield than traditional loop event monitoring. Prior to our clinical trial, the CardioNet System was labeled “experimental and investigational” by 21 targeted commercial payors, representing approximately 95 million covered lives. Subsequent to our trial, four commercial payors, representing over 37 million covered lives, removed the designation of the CardioNet System as “experimental and investigational”. Several of the remaining payors, however, have informed us that they do not believe the data from this trial justifies the removal of this designation. Other commercial payors may also find the data from our clinical trial not compelling. Additional commercial payors may also label the CardioNet System as “experimental and investigational” and, as a result, refuse to reimburse the technical and professional fees associated with the CardioNet System.

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

In addition, reimbursement from Medicare is subject to statutory and regulatory changes, local and national coverage decisions, rate adjustments and administrative rulings, all of which could materially affect the range of services covered or the reimbursement rates paid by Medicare for use of our arrhythmia monitoring solutions. For example, CMS adopted a new payment policy in January 2007 that reduced the rate of reimbursement for a number of services reimbursed by Medicare. Although this modification to Medicare’s reimbursement rates did not affect the amount paid by Medicare for reimbursement of the fees associated with the CardioNet System, it resulted in the reduction of reimbursement rates for event services by 3% to 8%, depending on the type of service, and Holter services by 8% as compared to the corresponding rates in effect in 2006. Reimbursement rates for 2008 were flat compared to 2007, and we expect 2009 and 2010 rates to remain consistent with 2008. In addition, we cannot predict whether future modifications to Medicare’s reimbursement policies could reduce or eliminate the amounts we receive from Medicare for the solutions we provide. In addition, Medicare’s reimbursement rates can affect the rate that commercial payors are willing to pay for our products and services. Consequently, any future elimination, limitation or reduction in the reimbursement rates provided by Medicare for our arrhythmia monitoring solutions could result in a reduction in the rates we receive from commercial payors.

*A reduction in the published reimbursement rates could negatively impact our business and our operating results.

Carrier pricing for our services is established by Highmark Medicare Services for 2009 and beyond. We have no reason to believe the reimbursement rate to be reduced in the foreseeable future. However, it is possible that the rate could decline. A decrease in the reimbursement rate for our services would adversely affect our business and operating results.

*A reduction in sales of our services or a loss of one or more of our key commercial payors would adversely affect our business and operating results.

A small number of commercial payors represent a significant percentage of our revenues. In the quarter ended September 30, 2008, our top 10 commercial payors by revenues accounted for approximately 32.0% of our total revenues. Our agreements with these commercial payors typically allow either party to the contract to terminate the contract by providing between 60 and 120 days prior written notice to the other party at any time following the end of the initial term of the contract. Our commercial payors may elect to terminate or not to renew their contracts with us for any reason and, in some instances can unilaterally change the reimbursement rates they pay. In the event any of our key commercial payors terminate their agreements with us, elect not to renew their agreements with us or elect not to enter into new agreements with us upon expiration of their agreements with us on terms as favorable as our current agreements, our business, operating results and prospects would be adversely affected.

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

Our business plans call for rapid expansion of our sales and marketing operations and growth of our research and development, product development and administrative operations. We had a sales force of 81 account executives at September 30, 2008. We intend to further expand our sales force by December 31, 2008. We expect this expansion will place a significant strain on our management and operational and financial resources. Our current and planned personnel, systems, procedures and controls may not be adequate to support our anticipated growth. To manage our growth we will be required to improve existing and implement new operational and financial systems, procedures and controls and expand, train and manage our growing employee base. If we are unable to manage our growth effectively, revenue growth may not be realized or may not be sustainable, may not result in improved operating results or earnings, and our business, financial condition and results of operations could be harmed.

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

As of July 21, 2008, we had 14 issued U.S. patents, nine foreign patents and 40 pending U.S., foreign and international patent applications relating to various aspects of the CardioNet System. As of November 3, 2008, we also had 11 trademark registrations in the United States for a variety of word marks and slogans. We do not believe that any single patent, trademark or other intellectual property right of ours, or combination of our intellectual property rights, is likely to prevent others from competing with us using a similar business model. There are many issued patents and patent applications held by others in our industry and the electronics field. Our competitors may independently develop technologies that are substantially similar or superior to our technologies, or design around our patents or other intellectual property to avoid infringement. In addition, we may not apply for a patent relating to products or processes that are patentable, we may fail to receive any patent for which we apply or have applied, and any patent owned by us or issued to us could be circumvented, challenged, invalidated, or held to be unenforceable, or rights granted thereunder may not adequately protect our technology or provide a competitive advantage to us. For example, with respect to one of our U.S. patents, we have a corresponding foreign patent, the claims of which were amended substantially more so than in the United States, to overcome art that was of record in the U.S. patent. If a third-party challenges the validity of any patents or proprietary rights of ours, we may become involved in intellectual property disputes and litigation that would be costly and time-consuming.

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

As of September 30, 2008, we had $46.0 million of goodwill and $2.1 million of intangible assets, most of which resulted from acquisition of PDSHeart. Current accounting rules require that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any. The goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. Any determination requiring the write-off of a significant portion of goodwill or intangible assets could have a material adverse effect on the market price of our common stock, and our business, financial condition and results of operations.

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

Sales of a substantial number of shares of our common stock or securities convertible into our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2008, we had 23,328,028 outstanding shares of vested common stock. Of these, approximately 5,341,887 shares of our common stock are subject to lock-up agreements that are in force through and including November 16, 2008. Substantially all of the shares of our common stock subject to lock-up agreements may be sold upon expiration of such agreements. In addition, we have outstanding warrants to purchase up to 6,250 shares of our common stock that, if exercised, would result in these additional shares becoming available for sale upon expiration of the lock-up agreements.

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

Including stock options that are exercisable within 60 days of September 30, 2008, our existing principal stockholders, executive officers and directors, together with their affiliates, beneficially owned, in the aggregate, approximately 25% of our outstanding common stock. These stockholders may have interests that conflict with other stockholders and, if acting together, have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, may have the ability to control our management and affairs. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

*The global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

The continued credit crisis, reduction in confidence and related turmoil in the global financial system may have an impact on our business and our financial condition. Due to the recent tightening of credit markets and concerns regarding the availability of credit, patients and payors may not have access to sufficient cash or short-term credit to obtain the CardioNet System or other services provided by the Company. Delays of this nature would adversely affect our service revenues, and therefore harm our business and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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

As of September 30, 2008, we had invested $46.7 million of net proceeds from the offering in money market funds. Through September 30, 2008, we have not used the net proceeds from the offering, other than to repay our outstanding long-term debt balance of $2.4 million and to pay a success fee of $0.2 million in connection with the offering to the lender of such long-term debt, and to pay $5.0 million owed to former stockholders of PDSHeart holding certificates of subordinated contingent payment interest to fully extinguish our obligations under such certificates. We intend to use the remaining proceeds for research and development, to build our inventory of future generations of our CardioNet System, to increase our sales and marketing capabilities for our CardioNet System, to hire additional personnel, to invest in infrastructure, to pursue new markets and geographies and to acquire or license products, technologies or businesses, although we currently have no agreements or commitments relating to material acquisitions or licenses. We cannot specify with certainty all of the particular uses for the net proceeds from our initial public offering.  Accordingly, our management will have broad discretion in the application of the net proceeds.

Item 6.  Exhibits.

EXHIBIT INDEX

Exhibit Number

10.1	Amendment No. 6 dated September 26, 2008 to Communications Voice and Data Services Provider Agreement dated May 12, 2003 between the Company and QUALCOMM, Incorporated, as amended. (1)*
10.2	Letter Agreement dated July 7, 2008, between the Company and Randy H. Thurman. (2)
10.3	Indemnification Agreement between the Company and Randy H. Thurman, relating to service on the Board of Directors, effective July 11, 2008.
10.4	Separation Agreement dated July 14, 2008 between the Company and James M. Sweeney. (3)
10.5	Indemnification Agreement of Ronald A. Ahrens, relating to service on the Board of Directors, effective August 19, 2008.
10.6	Indemnification Agreement of Kirk E. Gorman, relating to service on the Board of Directors, effective August 19, 2008.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)

Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-151829) originally filed with the Securities and Exchange Commission on June 23, 2008, as amended, and incorporated herein by reference.

(2)

Filed as an exhibit to the Company’s filing of Current Report on Form 8-K (File No. 001-33993) originally filed with the Securities and Exchange Commission on July 11, 2008, and incorporated herein by reference.

(3)

Filed as an exhibit to the Company’s filing of Current Report on Form 8-K (File No. 001-33993) originally filed with the Securities and Exchange Commission on July 18, 2008, and incorporated herein by reference.

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

CardioNet, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIONET, INC.

Date: November 7, 2008	By:	/s/ Martin P. Galvan
Martin P. Galvan, CPA
Chief Financial Officer (Principal Financial Officer)