Form 10-K
period 2008-12-31
CARDIONET INC
filed 2009-03-03
CIK 1113784

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from N/A to N/A

Commission file number: 0-10961

CardioNet, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-2573850 (I.R.S. Employer Identification No.)
227 Washington Street Conshohocken, Pennsylvania (Address of principal executive offices)	19428 (Zip Code)

(610) 729-7000
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

         Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.001 par value, and accompanying Preferred Shares Purchase Rights

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $403,724,621 based on the closing sale price at which the common stock was last sold on June 30, 2008, the last business day of the registrant's most recently completed second fiscal quarter.

         As of February 19, 2009, 23,538,118 shares of the registrant's common stock were outstanding.

CardioNet, Inc.
Annual Report on Form 10-K
For The Fiscal Year Ended December 31, 2008

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        The information in this report includes certain forward-looking statements within the meaning of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995 regarding, among other things, our growth prospects, the prospects for our products and our confidence in the Company's future. These statements may be identified by words such as "expect", "anticipate", "estimate", "intend", "plan", "believe", and other words and terms of similar meaning. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including important factors that could delay, divert, or change any of them, and could cause actual outcomes and results to differ materially from current expectations. These factors include, among other things, the success of our sales and marketing initiatives, our ability to attract and retain talented executive management and sales personnel, the commercialization of new products, market factors, internal research and development initiatives, partnered research and development initiatives, competitive product development, changes in governmental regulations and legislation, changes to reimbursement levels for our products, the continued consolidation of payors, acceptance of our new products and services and patent protection and litigation, as well as the risks discussed in Item 1A of this report entitled "Risk Factors." We undertake no obligation to publicly update any forward-looking statement contained in this report whether as a result of new information, future events, or otherwise.

PART I

Item 1.    Business

        CardioNet, Inc. (the "Company," "CardioNet," "we" or "us"), a Delaware corporation, provides continuous, real-time ambulatory outpatient management solutions for monitoring relevant and timely clinical information regarding an individual's health. In September 1999, the Company began its focus on helping physicians more rapidly diagnose and more effectively manage therapy for patients with cardiovascular disease. The Company and began developing its product platform in April 2000. The Company then spent seven years developing a proprietary integrated patient management platform that incorporates a wireless data transmission network, internally developed software, Food and Drug Administration (FDA) cleared algorithms and medical devices, and a 24-hour digital monitoring service center. The Company is initially focused on the diagnosis and monitoring of cardiac arrhythmias, or heart rhythm disorders, through its core Mobile Cardiac Outpatient Telemetry™ (MCOT™), event and Holter services.

        In February 2002, the Company received FDA 510(k) clearance for the first and second generations of its core MCOT devices. MCOT automatically detects a patient's cardiac rhythm irregularities and transmits elecrocardiogram (ECG) data to a continuously monitored information center which was opened in Conshohocken, Pennsylvania in July 2002. We released our third generation of MCOT monitoring devices ("C3") in December 2007. The C3 generation of devices build upon our current technology by allowing for expanded wireless transmitting capabilities and improved user interface characteristics. The CardioNet Monitoring Center provides analysis and response for all incoming ECG data. Currently, the Company provides all cardiac arrhythmia monitoring services for MCOT at this location. The Company receives reimbursement for the monitoring services provided to patients from Medicare and other third-party payors. The Company was initially incorporated in California in 1994, and re-incorporated in Delaware in connection with its initial public offering in March 2008.

        We believe that MCOT's continuous, heartbeat-by-heartbeat monitoring is a fundamental advancement in arrhythmia monitoring. We believe our system has the potential to transform an industry that has historically relied on memory-constrained, intermittent digital or tape recorders, such as event and Holter monitors. The drawbacks of these existing technologies include the failure to provide real-time data, memory constraints, frequent inaccurate diagnoses and an inability to monitor patient compliance and interaction. We believe these drawbacks lead to suboptimal diagnostic yields, adversely impacting clinical outcomes and health care costs. In a randomized clinical trial, MCOT detected clinically significant arrhythmias nearly three times as often as traditional loop event monitors in patients who had previously experienced negative or inconclusive Holter monitoring.

        CardioNet's MCOT service incorporates a lightweight patient-worn sensor attached to electrodes that capture two-channel ECG data, measuring electrical activity of the heart and communicates wirelessly with a compact, handheld monitor. The monitor analyzes incoming heartbeat-by-heartbeat information from the sensor on a real-time basis by applying proprietary algorithms designed to detect arrhythmias. When the monitor detects an arrhythmic event, it automatically transmits the ECG to the CardioNet Monitoring Center, even in the absence of symptoms noticed by the patient and without patient involvement. At the CardioNet Monitoring Center, which operates 24 hours a day and 7 days per week, experienced certified cardiac monitoring specialists analyze the sent data, respond to urgent events and report results in the manner prescribed by the physician. The MCOT devices currently store 21 days of ECG data, in contrast to 10 minutes for a typical event monitor. The MCOT device employs two-way wireless communications, enabling continuous transmission of patient data to the CardioNet Monitoring Center and permitting physicians to remotely adjust monitoring parameters and request previous ECG data from the memory stored in the monitor. Through the acquisition of PDSHeart in March 2007, we provide event, Holter and pacemaker monitoring services in 49 states. We believe that the acquisition of PDSHeart has had numerous benefits for us, including the opportunity to cross sell into our respective customer bases and the ability to become a "one-stop shop" for arrhythmia monitoring services given our full spectrum of solutions, ranging from our differentiated MCOT services to event and Holter monitoring. The acquisition has accelerated our market expansion strategy by providing us with immediate access to a sales force with existing physician relationships capable of marketing our MCOT services in areas of the country where it had previously not been sold.

        Since our commercial introduction of MCOT in January 2003, physicians have enrolled over 187,165 patients in our MCOT services. Through December 31, 2008, we marketed our solution in 49 states. In addition, we have achieved reimbursement at payment levels that we believe reflects the clinical efficacy of MCOT relative to other existing technologies. We have secured direct contracts with 195 commercial payors as of December 31, 2008, which we estimate that, when combined with our Medicare participation, this represents more than 191 million covered lives.

  •
  Establishment of a Category I CPT Reimbursement Code.  The Centers for Medicare and Medicaid Services ("CMS") has established reimbursement rates that cover MCOT. The reimbursement rates are applicable to the Category I CPT codes established by the American Medical Association ("AMA") for Mobile Cardiovascular Telemetry. The codes and rates are contained in The Medicare Program Final Rule for the calendar year 2009 and become effective on January 1, 2009. The new billing codes will allow for automated claims adjudication, substantially simplifying the reimbursement process for physicians and payors compared to the current process. Reimbursement is currently obtained through non-specific billing codes which require various narratives that, in most cases, involve semi-automated or manual processing, as well as additional review by payors.

  •
  Publication of Randomized Clinical Trial.  We completed a 300-patient randomized clinical trial which found that MCOT provided a significantly higher diagnostic yield compared to traditional loop event monitoring, including such monitoring designed to automatically detect certain arrhythmias. We are using the clinical evidence from this trial to both drive continued physician adoption of our solution and attempt to secure contracts with additional commercial payors. Of the 17 targeted commercial payors, representing approximately 66 million covered lives, we have secured contracts with three such payors, representing approximately 38 million covered lives, since publication of our trial results in March 2007.

  •
  Acquisition of PDSHeart, Inc.  On March 8, 2007, we acquired PDSHeart, Inc. for an aggregate purchase price of $51.6 million, subject to adjustment. The $51.6 million purchase price was comprised of $44.3 million in cash at closing, $5.2 million in assumed debt, $1.4 million in transaction expenses and the assumption of a $0.7 million liability related to payments due to certain key employees of PDSHeart on March 8, 2008. Approximately $1.5 million of the assumed debt was satisfied through the issuance of 1,456 shares of our mandatorily redeemable convertible preferred stock at an original issue price per share of $1,000. In addition to the $51.6 million, we agreed to pay PDSHeart shareholders $5.0 million of contingent consideration in the event of a qualifying liquidation event, including a public offering or acquisition. Our initial public offering was consummated on March 25, 2008 and, accordingly, the purchase price for the PDSHeart acquisition has been adjusted to $56.6 million to reflect the payment.

        We believe that our integrated patient monitoring platform can be utilized for future applications in multiple markets beyond arrhythmia monitoring. We believe that we have growth opportunities in clinical trial monitoring, where we have developed additional FDA-cleared algorithms for specific cardiac data required in clinical trials, and in comprehensive disease management for congestive heart failure, diabetes and other diseases. We believe that our technology could also be used to create "instant telemetry beds" in hospitals, particularly in rural hospitals, step-down units or skilled nursing facilities, to help cope with acute nursing shortages by reducing the number of nurses needed to oversee ECG monitoring. In addition, the significant capital equipment costs associated with in-facility based cardiac telemetry (continuously attended ECG monitoring) could be avoided through the use of MCOT.

Industry Overview

  Overview of Cardiac Arrhythmias

        A cardiac arrhythmia is categorized as a temporary or sustained abnormal heart rhythm that is caused by a disturbance in the electrical signals in the chambers of the heart. Proper transmission of electrical signals to the heart is necessary to ensure effective heart function. There are two main categories of arrhythmia: tachycardia, meaning too fast a heartbeat; and bradycardia, meaning too slow a heartbeat.

        Arrhythmias affect more than four million people in the United States. According to the American Heart Association, arrhythmias result in more than 780,000 hospitalizations and contribute to approximately 480,000 deaths each year. A number of factors can contribute to arrhythmias including cardiovascular disease, high blood pressure, diabetes, smoking, excessive consumption of alcohol or caffeine, illicit drug abuse or stress. An arrhythmia may be a symptom of serious cardiovascular disease and, if left undiagnosed and untreated, can lead to stroke, other serious complications or even death. Examples of arrhythmias and their consequences include:

  •
  Atrial fibrillation.  The most prevalent arrhythmia is atrial fibrillation, an arrhythmia that affects approximately 2.2 million Americans and is characterized by a rapid, irregular quivering of the upper chambers of the heart. According to the Framingham Study published in 2004, one in four people over the age of 40 in the United States has a lifetime risk of developing atrial fibrillation, and the incidence of atrial fibrillation increases with age. According to the American Heart Association, approximately 15% to 20% of the estimated 700,000 strokes that occur annually in the United States are attributable to atrial fibrillation and people with atrial fibrillation are approximately five times more likely to have a stroke.

  •
  Ventricular Tachycardia.  Ventricular tachycardia is a potentially life-threatening arrhythmia initiated in the lower chambers of the heart. It can interfere with the ability of the heart to pump blood and may degenerate into ventricular fibrillation requiring CPR and defibrillation. It can occur with or without apparent heart disease.

  •
  Syncope.  While not an arrhythmia, syncope, or fainting, many times results from an arrhythmia. It is the temporary loss of consciousness because of a sudden decline in blood flow to the brain that may be the result of tachycardia or bradycardia. Syncope accounts for 1% to 3% of emergency department visits and up to 6% of hospital admissions each year in the United States.

        The ability to diagnose or rule out an arrhythmia as a symptom of a cardiac condition is important both to treat those patients with serious cardiovascular diseases as well as to identify those patients that may not require further medical attention.

  Evolution of Traditional Arrhythmia Monitoring Technologies

        Arrhythmias may be diagnosed either in a physician's office or other health care facility or remotely by monitoring a patient's heart rhythm. Typically, physicians will initially administer a resting ECG that monitors the electrical impulses in a patient's heart. If a physician determines that a patient needs to be monitored for a longer period of time to produce a diagnosis, the physician will typically prescribe an ambulatory cardiac monitoring device, such as a Holter monitor or an event monitor.

        Some physicians own their own ambulatory cardiac monitoring devices and provide ambulatory monitoring services directly to their patients, while other physicians outsource the services to third party providers. In the wake of increasing legal and compliance requirements surrounding ambulatory cardiac monitoring, including a 2003 Medicare decision requiring 24 hour per day monitoring stations, the increasing trend is for physicians and hospitals to outsource their monitoring needs to third party providers.

        If either the Holter monitor or event monitor are negative or inconclusive and the physician still suspects an arrhythmia as the cause of the symptom, the physician may decide to prescribe additional, more expensive testing or hospitalize the patient in a telemetry unit (continuously attended ECG monitoring). In-hospital telemetry is expensive and therefore is only utilized selectively and for short time periods, and the monitored data is often not reflective of real-life cardiac activity.

  Holter Monitors

        A Holter monitor is an ambulatory cardiac monitoring device, first used in 1961, that is generally worn by a patient for a one-day or, in rare instances, two-day period in order to record continuous ECG data. After the one- or two-day period, the magnetic or digital storage, or other medium containing the data recorded by this device, is delivered by hand, mail or internet for processing and analysis by the physician or a third party service provider. Despite the advent of newer technologies, Holter monitoring continues to be used today for patients whose suspected arrhythmia is believed to occur many times during the course of a day, in which case a Holter is often effective or adequate. However, for a patient that has an unpredictable or intermittent arrhythmia, a Holter may not provide clinically useful information due to the insufficient duration of the monitoring period. In addition, as a result of the typical one to three day reporting delay and the lack of real-time physician notification, patients may not receive timely diagnosis of their condition. Any artifact, or noise, in the data will not be discovered until the test is analyzed. A 2005 Frost & Sullivan study reported that Holters have been found to be effective in diagnosing arrhythmias only 10% of the time.

  Event Monitors

        Beginning in the 1980s, a new category of ambulatory cardiac monitoring devices called event monitors emerged, with the most common type referred to as manual-trigger loop event monitors. An event monitor records several minutes of ECG activity at a time and then begins overwriting the memory, a process referred to as memory loop recording. The memory loop event monitor continuously records and stores the previous 60 seconds of ECG signal in internal loop memory. When a patient becomes symptomatic, he or she activates the monitor by pressing the record button which stores the 60 seconds of existing loop memory and an additional 30 seconds of ECG signal following patient activation. Event monitors have limited memory, usually less than 10 minutes, and can generally store data concerning between one and six cardiac events. The patient must transmit the event data to the monitoring center, typically by phone, and then erase the memory. To the extent that the patient does not call in and transmit data concerning an event, the device will become unable to store future event data once the device event storage is full.

        Event monitors offer certain advantages over Holter monitors given that they are worn over a period of up to 30 days, instead of the one to two day period. However, event monitors have significant shortcomings. Manual-trigger loop event monitors capture only cardiac events associated with symptoms detectable by the patient and not asymptomatic cardiac events. In our experience, only 15% to 20% of clinically significant cardiac events are symptomatic, meaning that the patient can feel them as they occur. Other drawbacks of manual-trigger loop event monitors include the limited data storage, the lack of trend data, and poor patient compliance relating to the requirement that the patient must both trigger and transmit events.

        A newer version of event monitoring devices was introduced in 1999 called the auto-detect loop event monitor. The auto-detect loop event monitor also records using a very short memory loop and event storage capability, capturing several minutes of heart activity at a time before starting over, but incorporates basic algorithms that look at fast, slow or irregular heart rates and, in some instances, pauses to automatically detect certain asymptomatic arrhythmias. Similar to manual-trigger loop event monitors, the auto-detect loop event monitor requires the patient to call in and transmit the event by reaching the physician or a technician at a physician's office or a monitoring center and holding the cardiac event monitor up to a telephone to transmit the event data. The latest development in auto-detect loop event monitoring, not yet widely adopted by physicians, is referred to as auto-detect/auto-send. Auto-detect/auto-send loop event monitors have the ability to send captured event data to a monitoring center via cell phone, instead of requiring patients to manually transmit event data. Patients do not have the ability to correlate symptoms to the event via the monitor and are required to carry a diary and make contact with the monitoring center to report symptoms. These monitors still continue to suffer from limited data storage and limited algorithm capabilities. To our knowledge, randomized prospective peer reviewed clinical trials have not yet been conducted to demonstrate any improvement in diagnostic yield between the standard loop monitors and the newer auto-trigger or auto-trigger/auto-send monitors.

  Shortcomings of Traditional Arrhythmia Monitoring

        Despite major advances in cardiology with new therapeutic drugs, such as beta blockers and statins, and new therapeutic devices and procedures over the last several decades, there have been few advances in ambulatory monitoring. We believe that there is a significant opportunity for new arrhythmia monitoring solutions that exploit the convergence of wireless, low power microelectronic and software technologies to address the shortcomings of traditional Holter and event monitors. We believe that existing technologies have drawbacks including inability to detect asymptomatic events, failure to provide real-time data, memory constraints, frequent inaccurate diagnoses and an inability to monitor patient compliance and interaction. These drawbacks often lead to suboptimal diagnostic yields, adversely impacting clinical outcomes and health care costs.

Our Solution

        We have developed an ambulatory, continuous and real-time arrhythmia monitoring solution that we believe represents a significant advancement over event and Holter monitoring. CardioNet's MCOT service incorporates a patient-worn sensor attached to leads that captures ECG data and communicates wirelessly with a compact monitor that analyzes incoming information by applying proprietary algorithms designed to detect arrhythmias and eliminate data noise. When the monitor detects an arrhythmic event, it automatically transmits the ECG data to the CardioNet Monitoring Center, where experienced certified cardiac monitoring specialists analyze the sent data, respond to urgent events and report results in the manner prescribed by the physician. The MCOT monitor, on average, is worn by the patient for a period of approximately 14 days. The C3 generation MCOT device was released in December 2007, and includes a variety of product enhancements over previous generations of CardioNet monitoring devices. Some of these enhancements include the following:

  •
  Reduction in size to allow for a lighter unit, and increased comfort to the patient;

  •
  Increased radio transmission strength from the monitoring unit to the base to allow for greater mobility within the home; and

  •
  Improved graphical interface of the monitoring device to be more user friendly.

        MCOT results in a high diagnostic yield of clinically significant arrhythmias, allowing for real-time detection and analysis as well as timely intervention and treatment. In a randomized 300-patient clinical study, MCOT detected clinically significant arrhythmias nearly three times as often as traditional loop event monitors in patients who have previously experienced negative or nondiagnostic Holter monitoring.

        We believe that MCOT offers the following advantages to physicians, payors and patients:

  •
  Real-time, continuous data.  MCOT initiates real-time analysis and automatic transmission as events occur, which allows physicians to receive urgent notifications in a timely manner. In contrast, most event monitors require the patient to go to a phone and call in to transmit the event data, which may not happen until hours or days after the event, or at all if the patient is not compliant.

  •
  Expanded memory.  The MCOT device currently stores 21 days of ECG data, considerably more than the typical 10 minutes of memory of event monitors. Event monitors have capacity to store multiple events, but generally store only between one and six cardiac events, a subset of which may be unusable depending on degree of data artifacts. To the extent that the patient does not call in and transmit an event, once the event monitor is full, it may become unable to capture future events. MCOT not only provides 21 days of memory to prevent inadvertent loss of data, but also presents physicians with trend data for heart rate and atrial fibrillation burden.

  •
  Increased compliance through technology and reduced patient interaction.  MCOT works without patient interaction, automatically detecting and transmitting asymptomatic events. Event monitors typically require the patient to call in and transmit the event by reaching the physician or a technician at a physician's office or a monitoring center and holding the event monitor up to a telephone to transmit the event data. MCOT increases patient compliance by alerting the patient through the monitor of loss of communication between the sensor and monitor or that a lead has become detached. Physicians are able to confirm the patient wore the monitor through the daily reports provided to physicians.

  •
  Reflects real-life cardiac activity.  Patients using MCOT can continue normal activities, including activities that may trigger an arrhythmia.

  •
  Symptom correlation.  Patients experiencing a symptom record details of their symptom and activity data on the touch-screen of the MCOT device monitor, which allows physicians to correlate the information to the underlying ECG data.

  •
  Detection of asymptomatic events.  We have developed a proprietary, FDA-cleared ECG detection algorithm that automatically identifies arrhythmic events, even in the absence of symptoms noticed by the patient.

  •
  Minimization of data artifacts or "noise".  We have designed our algorithms to eliminate data artifacts to reduce inaccurate diagnoses and enable more efficient data review by both physicians and the certified cardiac monitoring specialists in the CardioNet Monitoring Center. In contrast, we believe that certain of the algorithms in the auto-detect loop event monitors rely on simplistic triggers relating to high, low and irregular heart rates and, in some cases, pauses in heart rate, and consequently result in frequent inaccurate diagnoses.

  •
  Two-way wireless capabilities for transmission, remote programming and data retrieval. MCOT devices allow two-way wireless communication, compared to most event monitors that only support one-way transmissions. With MCOT, physicians can adjust device parameters remotely, "check in" on the patient and request ECG data from the previous 21 days.

  •
  Potential reduction in health care costs.  We have demonstrated increased diagnostic yield as compared to event monitoring, which we believe may reduce "time to diagnosis" and reduce health care costs resulting from repeated emergency room and physician visits, additional diagnostic testing, prolonged hospitalizations for the sole purpose of arryhythmia monitoring and unnecessary hospitalizations for drug initiation and titration, as well as expenditures resulting from stroke and other serious cardiovascular complications.

  •
  Tailored and customized to physician's needs.  The prescribing physician selects patient-specific monitoring thresholds and response parameters. The physician selects the events to be monitored and the level and timing of response by the CardioNet Monitoring Center from routine daily reporting to urgent "stat" reports. Physicians can review the data by fax or internet, depending on their preferences.

        In addition to MCOT, we offer event and Holter monitoring services, positioning us as a "one-stop shop" for arrhythmia monitoring solutions. We provide cardiologists and electrophysiologists who prefer to use a single source of arrhythmia monitoring services with a full spectrum of solutions, ranging from our differentiated MCOT services to event and Holter monitoring.

Our Business Strategy

        Our goal is to maintain our position as the leading provider of ambulatory, continuous and real-time outpatient monitoring services by establishing our proprietary integrated technology and service offering as the standard of care for multiple health care markets. The key elements of the business strategy by which we intend to achieve these goals include:

  •
  Continue to Educate the Market on the Higher Diagnostic Yield of Our Differentiated Arrhythmia Monitoring Solution.  We intend to continue to educate cardiologists and electrophysiologists on the benefits of using MCOT to meet their arrhythmia monitoring needs, stressing the increased diagnostic yield and their ability to use the clinically significant data to make timely interventions and guide more effective treatments. Physicians have responded favorably to our comprehensive and responsive service delivery model which allows predetermined notification criteria tailored to the patient by the physician, while driving increased patient compliance and resulting in positive patient experiences.

  •
  Capitalize on Clinical Trial Results to Enhance Payor Relationships.  We have pioneered reimbursement for our advanced monitoring solution at levels that we believe reflects its clinical efficacy relative to existing technologies. At year-end 2004, we had contracts with 41 commercial payors representing 32 million covered lives. Our efforts since year-end 2004 have resulted in contracts with 195 commercial payors and Medicare as of December 31, 2008. We estimate that this represents more than 191 million covered lives. We completed a 300-patient randomized clinical trial that found that MCOT provided a significantly higher diagnostic yield compared to traditional loop event monitoring, including technology incorporating a feature designed to automatically detect certain arrhythmias. We are using the clinical evidence from this trial to both drive continued physician adoption of our solution and to attempt to secure contracts with additional commercial payors. Of the 17 targeted commercial payors, representing approximately 66 million covered lives, who had previously required proof of product superiority evidenced by a published randomized clinical trial, we have secured contracts with three such payors, representing over 38 million covered lives, since publication of our trial results in March 2007. Several of the remaining payors have indicated that they do not believe that the data from the clinical trial is sufficient. We continue to work with these and other payors to secure reimbursement contracts.

  •
  Position CardioNet as "One-Stop Shop" for Arrhythmia Monitoring.  Through our acquisition of PDSHeart, we are able to offer to physicians both MCOT and event and Holter monitors. We believe that certain cardiologists and electrophysiologists prefer to use a single source of arrhythmia monitoring solutions with a full spectrum of those solutions. In 2008, we launched a new "CardioNet_Comprehensive" national campaign aimed at branding CardioNet as offering a comprehensive portfolio of cardiac arrhythmia monitoring services for diagnosing patients and monitoring the efficacy of treatment. The "CardioNet_Comprehensive" campaign reflects our belief that our portfolio of services provides physicians with unparalleled flexibility in diagnostic care.

  •
  Leverage Expanded Sales Footprint to Enhance Market Penetration.  With the acquisition of PDSHeart, we now provide services to patients in 49 states. Our sales force increased from 27 account executives at December 31, 2006 to 88 account executives as of December 31, 2008, largely as a result of the PDSHeart acquisition, and we intend to continue to add sales capacity. The acquisition accelerated our market expansion strategy by providing us with immediate access to a sales force with existing physician relationships capable of marketing MCOT in areas of the country where it had previously not been marketed or sold.

  •
  Leverage Monitoring Platform to New Market Opportunities.  We believe that MCOT is a platform that can be leveraged for applications in multiple markets. We have made a significant investment in infrastructure and technology. Our investment includes designing and implementing an integrated technology and service network, establishing a sophisticated data services architecture in conjunction with our data partner QUALCOMM, creating a dedicated central monitoring service center, and internally developing advanced algorithms which sense, analyze and process data. While our initial focus has been on arrhythmia diagnosis and monitoring, we intend to expand into new market areas such as cardiac monitoring for clinical trials, including QT prolongation and arrhythmia trials, and comprehensive disease management for congestive heart failure, diabetes and other diseases that require outpatient or ambulatory monitoring and management. We believe that our technology could also be used to create "instant telemetry beds" in hospitals, particularly in rural hospitals, step-down units or skilled nursing facilities to help cope with acute nursing shortages by reducing the number of nurses needed to oversee ECG monitoring and reduce capital equipment costs.

Monitoring with MCOT

  Initiation of Service

        A physician prescribing MCOT for his patient completes an enrollment form that describes the length of time during which the patient should be monitored, together with patient-specific monitoring thresholds and response parameters. Once the patient has been enrolled, a CardioNet representative contacts the patient to coordinate delivery and schedule a telephonic patient-education session on the use of the MCOT device. Prior to January 2006, our standard practice was to provide in-home patient education and service initiation. By transitioning to telephonic patient education, which now accounts for approximately 95% of new patient starts. We were able to substantially lower our cost of sales, contributing to an improvement in MCOT gross profit margins from 55% for the month ended December 2005 to 69% in the comparable period in 2006.

  Monitoring

        A lightweight sensor (worn as a pendant or on a belt clip) attached to leads records two channels of ECG. The sensor constantly communicates wirelessly with the monitor, a compact handheld unit which can be tucked into a pocket or purse. The monitor analyzes incoming information from the sensor on a real-time basis by applying proprietary algorithms designed to detect arrhythmias.

        When the monitor detects an arrhythmic event (defined by the values prescribed by the patient's physician), it transmits the ECG to the CardioNet Monitoring Center, even in the absence of symptoms noticed by the patient and without patient interaction. In instances when patients experience a symptom, they select their symptom and the contemporaneous activity level through the monitor's touch screen. Once completed, the monitor automatically transmits the event to the CardioNet Monitoring Center for review. When at home, the patient can place the monitor in a base station, which allows recharging and enables automated data transmission through the standard telephone line in the patient's home. Our monitors store 21 days of ECG data.

        The monitor allows two-way wireless communications, enabling the CardioNet Monitoring Center to adjust device parameters, "check in" on the patient and pull previous ECG data, over standard telephone lines and through cellular coverage. Most other ambulatory devices on the market, such as most event monitors, only support one-way transmissions.

  Central Monitoring Station/Data Transmission Network

        At the CardioNet Monitoring Center, an Independent Diagnostic Testing Facility (IDTF) certified by Medicare, experienced certified cardiac monitoring specialists analyze the sent data, respond to urgent events and report results in the manner prescribed by the physician and monitor patient compliance. The CardioNet Monitoring Center operates 24 hours a day, 7 days per week. The data transmission is accomplished through (i) a wireless cell phone modem in the monitor or (ii) through the telephone line modem in the base station.

  Physician Notification

        When prescribing MCOT, the physician pre-prescribes the criteria for when an urgent call would be made, 24 hours a day, 7 days per week, back to the physician. This is based on the patient's ECG and symptoms. Physicians can review the data in the media they prefer, choosing from fax or internet. Reports have been designed to allow rapid review of results, graphing related data and trends. The following is a summary of the types of reports we provide:

  •
  Daily Report, which includes:

  •
  Heart rate trending chart;

  •
  Charts describing the frequency and duration of atrial fibrillation (atrial fibrillation data is trended over the length of service);

  •
  Summary of ECG activity from the prior 24 hours, including urgent ECG's;

  •
  Description of symptoms and associated activity level if reported by patient; and

  •
  Urgent Report

  •
  When a patient's ECG and/or symptom meets pre-prescribed physician notification criteria, the physician is notified immediately and provided with the relevant ECG data, along with the symptoms and activity reported by the patient. Physicians are also allowed to revise notification criteria if applicable.

  •
  Fetch Report

  •
  Provides customized information from the monitor at the request of the physician for any period during the previous 21 days.

  •
  End of Service Summary Report

  •
  At the completion of the patient's monitoring, a report is prepared describing the length of the monitoring service and all reports that were prepared for the patient during the monitoring service.

Other Arrhythmia Monitoring Services

        In addition to MCOT, we offer Holter, event and pacemaker monitoring services.

  Holter Monitoring Services

        The Holter monitor is a small portable ECG recorder designed to record a continuous ECG signal for one to, in rare instances, two days. The Holter monitor has five to seven leads that are attached to electrodes, which are typically placed on the patient in the physician's office. Patients are instructed to wear the monitor continuously while they go about normal daily routine, including sleeping. During the monitoring period, the Holter monitor stores an image of the electrical impulses of every heartbeat or irregularity in either digital format on an internal compact flashcard or in analog format on a standard cassette tape located inside the monitor. Approximately 5% of our Holters are analog tape and the remaining 95% use digital flashcard technology. At the conclusion of the monitoring period, the patient returns to the physician office to have the monitor disconnected. After the patient returns home, the stored data is mailed or sent electronically through a secure web transfer to our Holter lab where our trained cardiac technicians analyze the data, generate a report of the findings and return the results back to the physician in less than 24 hours. The physician then interprets the results and determines the next step for the patient. Our Holter lab is distinct from the CardioNet Monitoring Center. We provided Holter monitoring services to approximately 51,300 patients in 2008.

  Event Monitoring Services

        The event monitor is a small portable ECG recorder about the size of a pager designed to record and store up to 540 seconds of ECG signal. Event monitors are placed on the patient in the physician's office and worn typically for 30 days. Our event monitoring services provides physicians with the flexibility to prescribe both memory loop event monitors and non-loop event monitors. In 2008, approximately 89% of our event monitors prescribed by physicians were memory loop event monitors and the remaining 11% prescribed were non-loop event monitors. The memory loop event monitor has two to four leads that are attached to electrodes, which are placed on the patient's chest. The memory loop event monitor continuously records and stores the previous 60 seconds of ECG signal in internal loop memory. When a patient becomes symptomatic, he or she activates the monitor by pressing the record button which stores the 60 seconds of existing loop memory and an additional 30 seconds of ECG signal following patient activation. The stored data is considered one cardiac event and provides physicians a snapshot of the ECG signal recorded immediately before and during a patient's symptoms. Some of our memory loop event monitors have an internal algorithm that can automatically activate the monitor based on rate thresholds and irregular rhythms. Our non-loop event monitors are kept with the patient at all times. When a patient experiences symptoms, our non-loop event monitors will typically record and store 30 seconds of ECG signal immediately following activation and placement in direct contact with the patient's chest. Our event monitors have a capacity to store one to six cardiac events before the patient must transmit the data telephonically to one of three event monitoring centers where our trained cardiac technicians analyze the data, generate a report of the findings and return the results back to the physician in less than 24 hours. The physician then interprets the results and determines the next step for the patient. Once transmitted, the internal memory in the monitor is erased and the patient can resume activating the monitor to record further cardiac events. Our three event monitoring centers are distinct from the CardioNet Monitoring Center. We provided event monitoring services to approximately 70,700 patients in 2008.

  Pacemaker Monitoring Services

        Following the implantation of a pacemaker, certain physicians refer patients to us for periodic monitoring and evaluation of the device based on a pre-determined frequency set by the referring physician. The patient is provided a transmitter device that we use to telephonically transmit data to monitor the life and function of the pacemakers. For the year ended December 31, 2008, we performed approximately 22,800 pacemaker tests.

CardioNet Patient Monitoring Platform

        MCOT is a patient monitoring platform that we believe can be leveraged for applications in multiple markets. We designed MCOT to connect sensors and analysis devices on the patient's body (which could include ECG, weight, blood pressure, glucose and others) to a monitoring center through the use of a wireless data transmission network. Our advanced technology allows the patient system to be housed in a small, portable, non-invasive package that requires limited patient involvement and compliance. The extended monitoring period and portability of MCOT enables the capture and analysis of real-life patient activity through sophisticated patient information management systems and the transmission of such data.

        We have made a significant investment in infrastructure and technology over a six year period. We have raised over $250 million in capital and spent seven years developing and deploying a proprietary integrated patient monitoring platform that incorporates a wireless data transmission network, internally developed software, FDA-cleared algorithms and medical devices, and a 24-hour digital monitoring service center. Our investment includes designing and implementing an integrated technology and service network, establishing a sophisticated data services architecture in conjunction with our data partner QUALCOMM, creating a dedicated central monitoring service center, and internally developing advanced algorithms which sense, analyze and process data.

  Next Generation MCOT Technology Pipeline

        We have been marketing our second generation MCOT device ("C2") since 2004. We have developed our third generation system which features several technology enhancements including:

  •
  new monitor, which is roughly half the size and weight of the existing monitor;

  •
  new sensor;

  •
  voice capability;

  •
  new 510(k) cleared, proprietary algorithm; and

  •
  expanded memory storage of 21 days.

        The cost of manufacturing C3 is approximately 34% less than the cost of manufacturing the older generation device. We received FDA 510(k) clearance for the C3 system, including the new algorithm, and began commercial delivery of the C3 system in October 2007. We expect that our inventory of C3 systems will replace our existing inventory of our C2 systems during the first quarter 2009. In addition, we have upgraded our inventory of C2 systems in order to increase their memory storage from 96 hours of ECG data to 21 days of ECG data.

  Wireless Data Transmission Network

        MCOT makes use of multiple communication networks to transmit ECG data to the technicians in the CardioNet Monitoring Center in real time. When an event meeting pre-prescribed physician notification criteria is detected by our monitor, the monitor transmits data to the CardioNet Monitoring Center over a telephone line connected to the base. The monitor transmits data to the base wirelessly within the proximity range of the base, or wirelessly over a cellular data network if the monitor is being used outside the proximity range of the base. Pursuant to our agreement with QUALCOMM, all data is sent from the monitor directly to QUALCOMM. QUALCOMM has both a primary and backup data center for high availability. QUALCOMM immediately forwards the transmission to our CardioNet Monitoring Center. The CardioNet Monitoring Center is equipped with primary and backup data centers that are fully integrated with QUALCOMM's primary and backup data centers so that data can be easily routed through a number of paths in the event of an emergency. When data is received by the CardioNet Monitoring Center, it is processed by our technicians in order of severity and time received. We have agreed with QUALCOMM that they will be our exclusive provider of monitoring and communication services through the expiration of the agreement in September 2012 and automatically renews for successive periods for one year each, unless terminated by either party with at least 90 days advance notice to the other party. QUALCOMM may terminate the agreement if certain conditions occur, including if we fail to maintain an agreed upon number of active cardiac monitoring devices on the QUALCOMM network or in the event that we begin to utilize the services of a provider of monitoring and communication services other than QUALCOMM. Pursuant to the agreement, we are required to indemnify QUALCOMM for all claims resulting from the provision of our services.

  Proprietary Software and Algorithms

        We have developed a proprietary software platform which is at the core of MCOT. In the last seven years, we have had more than 70 software releases. Key software includes:

  •
  ECG Detection Algorithm.  The MCOT monitor analyzes incoming information from the sensor on a real-time basis by applying proprietary algorithms which are designed to detect arrhythmias. Our original MCOT technology layered internally developed algorithms on top of a commercially available algorithm. In October 2005, we received FDA 510(k) clearance for a next generation ECG detection algorithm we use in the C3, to which several patents or patent applications relate.

  •
  CardioNet Connect.  MCOT features separate HIPAA compliant websites for each physician practice that allow physicians to review, edit and print patient reports. CardioNet Connect is a new generation software platform that allows integrated access to all of our service offerings. The previous platform only allowed access to MCOT, and none of our other service offerings. In addition, CardioNet Connect allows for on-line patient enrollment, which we believe will increase the speed of starting patients on service.

  •
  Patient Enrollment and Management System.  We maintain demographic information for each physician practice enrolled with us which enables members of the CardioNet Monitoring Center to immediately contact a physician whose patient experiences a clinically significant event described in predefined monitoring thresholds provided to us by the physician.

  •
  Monitoring Services Application.  The monitoring services application is a software application included within the CardioNet Monitoring Center that analyzes incoming data from a patient-worn sensor on a real time basis. When the monitor detects an arrhythmic event (defined by the values prescribed by the patient's physician), it transmits the ECG data to the CardioNet Monitoring System for our review. The ECG data is reviewed by one of our monitoring specialists and a determination is made as to the "stat" nature of the data and if the physician should be notified. Our monitoring services application provides the basis for the daily, urgent and fetch reports that we send to physicians and stores 21 days of ECG data.

  •
  Work Order System.  Our service tracks each patient from the time MCOT is prescribed by their physician through the time that the patient completes MCOT service, returns the MCOT device to us and is released for billing. We are able to schedule and track relevant events such as the date we provide patient education and service initiation to our patients and the dates that we ship and receive the MCOT device to and from each patient.

  •
  Device Management System (DMS).  DMS is an inventory management system that allows us to track our MCOT devices. The system allows us to identify where devices are based on tracking numbers assigned during shipment, and allows us to plan for patient demand and production.

Sales and Marketing

        We market our arrhythmia monitoring solutions, including MCOT, primarily to cardiologists and electrophysiologists, who are the physician specialists who most commonly diagnose and manage patients with arrhythmias. During 2008, we received approximately 33% of our revenues from Medicare. While we expect a significant portion of our revenues to continue to be derived from Medicare going forward, we are focused on expanding our commercial customer base. We have grown our sales force from 27 account executives at December 31, 2006 to 88 account executives as of December 31, 2008, principally as a result of our acquisition of PDSHeart. In 2006, we derived approximately 75% of our revenues from sales of MCOT services in the Northeast states, while PDSHeart derived approximately 80% of its revenues in states outside the Northeast. We currently market our arrhythmia monitoring solutions in 49 states.

        We attend trade shows and medical conferences such as the Heart Rhythm Society, American College of Cardiology (ACC), Society of Thoracic Surgeons, Southern Thoracic Surgical Association, numerous regional ACC chapter events, and the annual Boston Atrial Fibrillation Conference to promote MCOT and to meet medical professionals with an interest in performing research and reporting their results in peer-reviewed medical journals and at major medical conferences. We also sponsor peer-to-peer educational opportunities and participate in targeted public relations opportunities.

Reimbursement

  MCOT

        For the years ended December 31, 2006, 2007, and 2008, arrhythmia monitoring with MCOT involved two different types of reimbursement, technical services and professional services.

  •
  Technical Services.  CardioNet receives reimbursement for the technical component related to the monitoring services provided by the CardioNet Monitoring Center, located in Conshohocken, Pennsylvania. The reimbursement is either provided by the Medicare Part B carrier for Pennsylvania on behalf of the Centers for Medicare and Medicaid Services or commercial payors. The technical component of our service is billed under the new Category I CPT, Code "93229", which was approved by the AMA and CMS in October of 2008 for use effective January 1, 2009.

    Prior to receiving the CPT Codes, the technical component of our MCOT service was billed under the non-specific billing, or CPT, Code "93799." Unlike dedicated CPT codes approved by the AMA and CMS, claims using non-specific codes sometimes required semi-automated or manual processing, as well as additional review by payors.

    As of December 31, 2008, our coverage with Medicare represented approximately 40 million covered lives, and we had secured contracts with 195 commercial payors as of December 31, 2008. We estimate that, combined with Medicare, this represents more than 191 million covered lives. We enter into contracts with commercial payors pursuant to which we receive reimbursement for our technical services. Such contracts typically provide for an initial term of between one and three years and provide for automatic renewal. Either party can typically terminate these contracts by providing between 60 to 120 days prior notice to the other party at any time following the end of the initial term of the agreement. The contracts provide for an agreed upon reimbursement rate, which in some instances is tied to the rate of reimbursement we receive from Medicare. Pursuant to these contracts, we generally agree to indemnify our commercial payors for damages arising in connection with the performance of our obligations thereunder.

  •
  Professional Services.  Our physician customers receive reimbursement for professional interpretation by most commercial payors or Medicare carriers. The reimbursement reflects payment for daily interpretation of enrollment patients or on a case rate or per-day basis. We have an internal team of reimbursement professionals who call on Medicare and private payors to help facilitate physician reimbursement.

        We completed a 300-patient randomized clinical trial that found that MCOT provided a significantly higher diagnostic yield compared to traditional loop event monitoring, including technology incorporating a feature designed to automatically detect certain arrhythmias. We are using the clinical evidence from this trial to both drive continued physician adoption of our solution and attempt to secure contracts with additional commercial payors. Of the 17 targeted commercial payors that had previously required proof of product superiority evidenced by a published randomized clinical trial, representing approximately 66 million covered lives, we have secured contracts with three such payors, representing approximately 38 million covered lives, since publication of our trial results in March 2007. Several of the remaining payors have indicated that they do not believe that the data from the clinical trial is sufficient. We continue to work with these and other payors to secure reimbursement contracts.

        The following charts demonstrates the growth in payors who covered our MCOT services and our estimates of the number of covered lives that such payors represented on a quarterly basis during the time period beginning in the third quarter of 2003 through the year ended December 31, 2008:

  Other Arrhythmia Monitoring Solutions

        Our other arrhythmia monitoring services, including event, Holter and pacemaker monitoring services, are reimbursed by commercial payors and government programs including Medicare. We also have direct arrangements with physicians who purchase our services and then submit claims for them directly to commercial and government payors. In some cases, patients may pay out-of-pocket on a fee for service basis. Generally our other arrhythmia monitoring services are billed using specific codes describing those services. Those codes are part of the CPT coding system which was established by the American Medical Association to describe services provided by physicians and other suppliers such as PDSHeart. The rate at which we are reimbursed by commercial payors and physicians (in those cases where physicians purchase our services) for our event, Holter and pacemaker monitoring services are negotiated between the Company and the individual commercial payor or physician. Medicare pays for our services through the Physician Fee Schedule. These reimbursement rates are determined annually by CMS and are made available to the public through publication in the Federal Register and the CMS website. Reimbursement made by physicians for purchased services is made at fair market value. The determination of fair market value is subject to interpretation under federal and state anti-kickback laws. At this time, we are not aware of any government challenge or investigations involving our arrangements with its physician customers.

Clinical Development

        We intend to continue to develop proof of superiority of our technology through clinical data. The three primary sources of clinical data that we have used to date to illustrate the clinical value of MCOT include: (1) a randomized 300-patient clinical study; (2) our cumulative actual monitoring experience from our databases; and (3) other published studies.

  Randomized Clinical Study

        We completed a 17 center, 300-patient randomized clinical trial that CardioNet sponsored. We believe this study represents the largest randomized study comparing two noninvasive arrhythmia monitoring methods.

        The study was designed to evaluate patients who were suspected to have an arrhythmic cause underlying their symptoms, but who were a diagnostic challenge given that they had already had a nondiagnostic 24-hour Holter monitoring session or four hours of telemetry within 45 days prior to enrollment. Patients were randomized to either MCOT or to a loop event monitor for up to 30 days. Of the 300 patients who were randomized, 266 patients who completed a minimum of 25 days of monitoring were analyzed (134 patients using MCOT and 132 patients using loop event monitors).

        Inclusion criteria included a high clinical suspicion of a malignant arrhythmia and symptoms of syncope, presyncope or severe palpitations occurring less frequently than once per 24 hours. Exclusion criteria included severe heart failure (as denoted by New York Heart Association Class IV), myocardial infarction (heart attack) within the prior three months, candidacy for or recent heart valve surgery, and a history of certain sustained tachycardias called ventricular tachycardia or ventricular fibrillation.

        The primary endpoint was the confirmation or exclusion of a probable arrhythmic cause of the patient's symptoms, defined as "diagnosis." Study investigators classified any arrhythmias during the monitoring period as being either "clinically significant" or "clinically insignificant." "Confirmation" was based on investigators' assessment of the likelihood that a clinically significant arrhythmia caused the patient's presenting symptoms. "Exclusion" of a probable arrhythmic cause was determined if any reported symptoms were not associated with an arrhythmia. Monitoring was considered "nondiagnostic," or nonconclusive, if patients remained asymptomatic during the monitoring period with either no arrhythmia or only a clinically insignificant arrhythmia document. The study concluded that the primary endpoint was met.

        Eric Prystowsky, a member of our board of directors and medical advisory board, is the chief editor of the Journal of Cardiovascular Electrophysiology in which the study was published.

Dr. Prystowsky recused himself from the journal's review of the study and a guest editor was chosen who selected the reviewers and oversaw the entire review process, which was blinded to Dr. Prystowsky.

        The following chart depicts data from the trial, indicating that MCOT is nearly three times more successful in detecting clinically significant arrhythmias in patients than loop event monitors:

        In a subgroup of patients experiencing syncope and/or presyncope, MCOT was over three times more effective than loop event monitors in diagnosing clinically significant arrhythmias, as demonstrated in the following chart:

        The study specifically compared the success of MCOT against loop event monitors in detecting patients afflicted with atrial fibrillation because of the prevalence of asymptomatic episodes that occur in cases of atrial fibrillation and the difficulty of diagnosis. Diagnosis and treatment of atrial fibrillation is important because it can lead to many other medical problems, including stroke. The following chart depicts data from the trial indicating that MCOT demonstrated greater success in detecting atrial fibrillation than loop event monitors, especially in patients who were experiencing asymptomatic atrial fibrillation.

        The following chart depicts data from the trial indicating the success of MCOT compared to loop event monitors in diagnosing atrial fibrillation in patients experiencing syncope and/or presyncope and who also experience asymptomatic episodes of atrial fibrillation:

  CardioNet's Monitoring Experience

        In January 2005, we completed a study of the first 100 patients who used CardioNet's MCOT service. 51% of such patients were diagnosed with clinically significant arrhythmias. 53% of patients who had previously been tested without successful diagnosis using Holter or event monitors were diagnosed with clinically significant arrhythmias by MCOT. 34% of patients experienced a change of management by their physician as a result of their diagnosis using MCOT. Of those, 15% were implanted with pacemakers, 6% were implanted with cardioverter-defibrillators and 12% were prescribed ablations.

  Other Studies

        MCOT has been cited and referenced in a total of 21 publications and abstracts, including the aforementioned 300-patient randomized clinical trial. Additional references and citations include:

  Publications

  •
  "Toward a Definitive, Totally Thoracoscopic Procedure for Atrial Fibrillation." Sirak et al, The Annals of Thoracic Surgery, Dec 2008

  •
  "Atrial Fibrillation Detected by Mobile Cardiac Outpatient Telemetry in Cryptogenic TIA or Stroke." Tayal et al, Neurology, Nov 2008

  •
  "Initial Experience with Novel Mobile Cardiac Outpatient Telemetry for Children and Adolescents with Suspected Arrhythmia." Saarel et al, Congenital Heart Disease, Jan/Feb 2008.

  •
  "Absence of Correlation Between Symptoms and Rhythm in 'Symptomatic' Atrial Fibrillation." Mehall et al, The Annals of Thoracic Surgery, 2007

  •
  "Utility of Mobile Cardiac Outpatient Telemetry for the Diagnosis of Palpitations, Presyncope, Syncope, and the Assessment of Therapy Efficacy." Olson et al, Journal of Cardiovascular Electrophysiology, May 2007.

  •
  "The Importance of Mobile Cardiac Outpatient Telemetry (MCOT) for the Detection of Cardiac Arrhythmias." Rothman, EP Lab Digest, May 2007.

  •
  "Assessment of Rhythm and Rate Control in Patients with Atrial Fibrillation." Prystowsky, Journal of Cardiovascular Electrophysiology, September 2006.

  •
  "Symptomatic and Asymptomatic Atrial Fibrillation in patients undergoing Radiofrequency Catheter Ablation." Vasamereddy et al, Journal of Cardiovascular Electrophysiology, February 2006.

  •
  "Video-Assisted Bilateral Pulmonary Vein Isolation and Left Atrial Appendage Exclusion for Atrial Fibrillation." Wolf et al, Journal Thoracic and Cardiovascular Surgery, September 2005.

  •
  "First Experience with Mobile Cardiac Outpatient Telemetry (MCOT) System for the Diagnosis and Management of Cardiac Arrhythmias." Joshi et al, The American Journal of Cardiology, April 2005.

  •
  "Detecting and Treating Urgent Asymptomatic Arrhythmias with Mobile Cardiac Outpatient Telemetry (MCOT)." Sangrigoli, EP Lab Digest, May 2004.

  Abstracts

  •
  "The Success Rate Following Maze III Procedure: A Comparison Between EKG, 24 Hours Holter, and Long-Term Monitoring." Ad et al, Society of Thoracic Surgeons Annual Meeting, 2009

  •
  "Totally Thoracoscopic Bipolar Radiofrequency Ablation for the Treatment of Atrial Fibrillation." Longoria et al, Society of Thoracic Surgeons Annual Meeting, 2009

  •
  "Surgical Correction of Atrial Fibrillation With the Procedure: Long Term Outcomes Assessed With Continuous Outpatient Telemetry." Gammie et al, Southern Thoracic Surgical Association 55th Annual Meeting, Nov 2008

  •
  "Cryo-Maze for Concomitant Atrial Fibrillation: Mid Term Results Using CardioNet Home Monitoring." Stevens et al, Meeting of the Pennsylvania Association of Thoracic Surgeons, Oct 2008.

  •
  "How Reliable is Asymptomatic Patient Rhythm Perception Following Maze Procedure?" Ad et al, Heart Rhythm Society Annual Meeting, 2008.

  •
  "Utility of Noninvasive, Continuous Outpatient Cardiac Rhythm Monitoring to Diagnose Prolonged Asystole in Patients with Seizure Disorder." Biviano et al, Heart Rhythm Society Annual Conference, 2007.

  •
  "Initial Experience with Novel Mobile Cardiac Outpatient Telemetry System for Pediatric Patients with Suspected Arrhythmia." Saarel et al, Heart Rhythm Society Annual Conference, 2005.

  •
  "Symptomatic and Asymptomatic Atrial Fibrillation in Patients Undergoing Radiofrequency Catheter Ablation." Vasamereddy et al, American College of Cardiology Annual Scientific Session, Mar 2005

  •
  "Incidence of Asymptomatic Atrial Fibrillation Recurrence Post Pulmonary Vein Isolation Using a Novel Continuous Event Monitoring System." Tarakji et al, Heart Rhythm Society Annual Conference, 2005.

Competition

        Although we believe that we have a leading market share in the mobile cardiac arrhythmia monitoring industry, the market in which we operate is fragmented and characterized by a large number of smaller regional service providers. According to Frost & Sullivan, the combined market share of IDTF providers in the cardiac arrhythmia monitoring industry in 2007 was 36%. The remaining 64% of the cardiac arrhythmia monitoring industry in 2007 was comprised of physician and hospital owned monitoring systems. Of the 36% IDTF market, the Company represented 22% of the market share, and the market shares of Philips-Raytel and Lifewatch, the next largest participants in that market, were approximately 20% and 14%, respectively. To our knowledge, none of our competitors, including Philips-Raytel and LifeWatch, provide a monitoring solution that provides equivalent functionality to our MCOT service.

        We believe that the principal competitive factors that impact the success of our cardiac monitoring solutions include some or all of the following:

  •
  quality of the algorithm used to detect symptoms;

  •
  quality of clinical data;

  •
  ease of use and reliability of cardiac monitoring solutions for patients and physicians;

  •
  technology performance, innovation, flexibility and range of application;

  •
  timeliness and clinical relevance of new product introductions;

  •
  quality and availability of customer support services;

  •
  size, experience, knowledge and training of sales and marketing staff;

  •
  brand recognition and reputation;

  •
  relationships with referring physicians, hospitals, managed care organizations and other third party payors;

  •
  the reimbursement rates associated with our services; and

  •
  perceived value.

        We believe that we compete favorably based on the factors described above. However, our industry is evolving rapidly and is becoming increasingly competitive and the basis on which we compete may change over time. In addition, as companies with substantially greater resources than ours enter our market, we will face increased competition.

Intellectual Property

        To protect our proprietary rights, we rely on a combination of trademark, copyright, patent, trade secret and other intellectual property laws, employment, confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements and protective contractual provisions with our partners and other third parties.

        Patents.    As of February 4, 2009, we had 25 issued U.S. patents and eight issued foreign patents relating to functionality of individual components of our MCOT device, operation of the total monitoring system, communication methodologies, control of data in the system, algorithms for ECG detection and analysis, and monitoring methods. We are in the process of applying for additional patents relating to various aspects of our technology, including our proprietary ECG detection algorithm. As of February 4, 2009, we had 44 U.S., foreign and international patent applications on file relating to various aspects of our technology.

        Trademarks and Copyrights.    As of February 4, 2009, we had 11 trademark registrations and one pending trademark application in the United States for a variety of word marks and slogans. Our trademarks are an integral part of our business and include, among others, the registered trademarks CardioNet® and PDS Heart®, and the unregistered trademarks Mobile Cardiac Outpatient Telemetry™ and MCOT™. We also have a significant amount of copyright-protected materials, including among other things, software textual material.

        In addition, we also seek to maintain certain intellectual property and proprietary know-how as trade secrets, and generally require our partners to execute non-disclosure agreements prior to any substantive discussions or disclosures of our technology or business plans. Our business and competitive positions are dependent in part upon our ability to protect our proprietary technology and our ability to avoid infringing the patents or proprietary rights of others.

Government Regulation

        The health care industry is highly regulated, and there can be no guarantee that the regulatory environment in which we operate will not change significantly and adversely to us in the future. We believe that health care legislation, rules, regulations and interpretations will change, and we expect to modify our agreements and operations from time to time in response to changes in the health care regulatory environment.

        U.S. Food and Drug Administration.    The monitors and sensors that comprise part of the MCOT service are regulated by the FDA as a medical device under the Federal Food, Drug, and Cosmetic Act. The basic regulatory requirements that manufacturers of medical devices distributed in the U.S. must comply with are:

  •
  Premarket Notification 510(k), unless exempt, or Premarket Approval ("PMA");

  •
  establishment registration;

  •
  medical device listing;

  •
  quality system regulation;

  •
  labeling requirements; and

  •
  medical device reporting.

        Medical devices are classified into Class I, II, and III. Regulatory control increases from Class I to Class III. The device classification regulation defines the regulatory requirements for a general device type. Most Class I devices are exempt from 510(k) requirements. Most Class II devices, including the monitors and sensors used in our MCOT service, require 510(k) clearance from the FDA to be marketed in the U.S. A 510(k) submission must demonstrate that the device is substantially equivalent to a device legally in commercial distribution in the United States: (1) before May 28, 1976; or (2) to a device that has been determined by FDA to be substantially equivalent. In some instances, data from human clinical trials must also be submitted in support of a 510(k) submission. If so, these data must be collected in a manner that conforms with specific requirements in accordance with federal regulations. Changes to existing devices covered by a 510(k) which do not significantly affect safety or effectiveness can generally be made without additional 510(k) submissions. Most Class III devices are high risk devices that pose a significant risk of illness or injury or devices found not substantially equivalent to Class I and II predicate devices through the 510(k) process and require PMA. The PMA process is more involved and includes the submission of clinical data to support claims made for the device. The PMA is an actual approval of the device by the FDA.

        The algorithms we use in the MCOT service maintain FDA 510(k) clearance as a Class II device. On October 28, 2003, the FDA issued a draft guidance document entitled: "Class II Special Controls Guidance Document: Arrhythmia Detector and Alarm." In addition to conforming to the general requirements of the Federal Food, Drug, and Cosmetic Act, including the premarket notification requirements described above, all of our 510(k) submissions address the specific issues covered in this special controls guidance document.

        Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

  •
  fines, injunctions and civil penalties;

  •
  recall or seizure of our MCOT devices and intellectual property;

  •
  operating restrictions, partial suspension or total shutdown of production;

  •
  withdrawing 510(k) clearance of new components or algorithms;

  •
  withdrawing 510(k) clearance already granted to one or more of our existing components or algorithms; and

  •
  criminal prosecution.

        Health Care Fraud and Abuse.    In the United States, there are state and federal anti-kickback laws that generally prohibit the payment or receipt of kickbacks, bribes or other remuneration in exchange for the referral of patients or other health care-related business. For example, the Federal Healthcare Programs' Anti-Kickback Law prohibits any person from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, to induce or reward either the referral of an individual for an item or service, or the ordering, furnishing or arranging for an item or service, for which payment may be made under federal health care programs, such as the Medicare and Medicaid programs. Some states have anti-kickback laws which establish similar prohibitions, although these state laws may apply regardless of whether federal health care program payment is involved. Anti-kickback laws constrain our sales, marketing and promotional activities by limiting the kinds of financial arrangements we may have with physicians, medical centers, and others in a position to purchase, recommend or refer patients for our cardiac monitoring services or other products or services we may develop and commercialize. Due to the breadth of some of these laws, it is possible that some of our current or future practices might be challenged under one or more of these laws. Furthermore, federal and state false claims laws prohibit anyone from presenting, or causing to be presented, claims for payment to third party payers that are false or fraudulent. For example, we may be subject to the federal False Claims Act if we knowingly "cause" the filing of false claims for payment by a federal health care program (including Medicaid and Medicare). Violations may result in substantial civil penalties, including treble damages, and criminal penalties, including imprisonment, fines and exclusion from participation in federal health care programs. The federal False Claims Act also contains "whistleblower" or "qui tam" provisions that allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the government. Various states have enacted laws modeled after the federal False Claims Act, including "qui tam" provisions, and some of these laws apply to claims filed with commercial insurers. Any violations of anti-kickback and false claims laws could have a material adverse effect on our business, financial condition and results of operations.

        Health Insurance Portability and Accountability Act of 1996 (HIPAA).    The Health Insurance Portability and Accountability Act was enacted by the United States Congress in 1996. Numerous state and federal laws govern the collection, dissemination, use and confidentiality of patient and other health information, including the administrative simplification provisions of HIPAA. Historically, state law has governed confidentiality issues and HIPAA preserves these laws to the extent they are more protective of a patient's privacy or provide the patient with more access to his or her health information. As a result of the implementation of the HIPAA regulations, many states are considering revisions to their existing laws and regulations that may or may not be more stringent or burdensome than the federal HIPAA provisions. HIPAA applies directly to covered entities, which include health plans, health care clearinghouses and many health care providers. The rules promulgated pursuant to HIPAA include the Standards for Privacy of Individually Identifiable Health Information, for which compliance by most entities was required by April 16, 2003, Security Standards, for which compliance by most entities was required by April 21, 2005, and the Standards for Electronic Transactions, for which compliance by most entities was required by October 16, 2003. The privacy rule, security rule, and electronic transactions and code sets rule each establish certain standards regarding health information. These rules' standard concerns are, respectively, the privacy of information when it is used and/or disclosed; confidentiality, integrity and availability of electronic health information; and the content and format of certain identified electronic health care transactions. The laws governing health care information impose civil and criminal penalties for their violation and can require substantial expenditures of financial and other resources for information technology system modifications and for implementation of operational compliance.

        Medicare and Medicaid.    Medicare is a federal program administered by the Centers for Medicare and Medicaid Services ("CMS") through fiscal intermediaries and carriers. Available to individuals age 65 or over, and certain other individuals, the Medicare program provides, among other things, health care benefits that cover, within prescribed limits, the major costs of most medically necessary care for such individuals, subject to certain deductibles and co-payments. The Medicare program has established guidelines for local and national coverage determinations and reimbursement of certain equipment, supplies and services. In general, in order to be reimbursed by Medicare, a health care item or service furnished to a Medicare beneficiary must be reasonable and necessary for the diagnosis or treatment of an illness or injury, or to improve the functioning of a malformed body part. The methodology for determining coverage status and the amount of Medicare reimbursement varies based upon, among other factors, the setting in which a Medicare beneficiary received health care items and services. Any changes in federal legislation, regulations and policy affecting Medicare coverage and reimbursement relative to our cardiac monitoring services could have an adverse effect on our performance.

        The Medicaid program is a cooperative federal/state program that provides medical assistance benefits to qualifying low income and medically needy persons. State participation in Medicaid is optional, and each state is given discretion in developing and administering its own Medicaid program, subject to certain federal requirements pertaining to payment levels, eligibility criteria and minimum categories of services. The coverage, method and level of reimbursement varies from state to state and is subject to each state's budget restraints. Changes to the coverage, method or level of reimbursement for our services may affect future revenues negatively if reimbursement amounts are decreased or discontinued.

        Both the Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, interpretations of policy, intermediary determinations, and government funding restrictions, all of which may materially increase or decrease the rate of program payments to health care facilities and other health care suppliers and practitioners, including those paid for our cardiac monitoring services.

        Our facilities in Pennsylvania, Georgia and Florida are enrolled as IDTFs, which is defined by CMS as an entity independent of a hospital or physician's office in which diagnostic tests are performed by licensed or certified nonphysician personnel under appropriate physician supervision. Medicare has set certain performance standards that every IDTF must meet in order to obtain or maintain their billing privileges. Specifically, an IDTF is required to: (i) operate its business in compliance with all applicable federal and state licensure and regulatory requirements for the health and safety of patients; (ii) provide complete and accurate information on its enrollment application, and report certain changes, within 30 calendar days, to the designated fee-for-service contractor on the Medicare enrollment application; (iii) maintain a physical facility on an appropriate site, that is not an office box or a commercial mail box that contains space for equipment appropriate for the services designated on the enrollment application, and both business and current medical records storage within the office setting of the IDTF; (iv) have all applicable diagnostic testing equipment, with the physical site maintaining a catalog of portable diagnostic testing equipment, including the equipments' serial numbers; (v) maintain a primary business phone under the name of the designated business, which is located at the designated site of the business, or within the home office of the mobile IDTF units; (vi) have a comprehensive liability insurance policy of at least $0.3 million per location, covering both the place of business and all customers and employees of the IDTF, and carried by a non-relative owned company; (vii) agree not to directly solicit patients and to accept only those patients referred for diagnostic testing by an attending physician, who is furnishing a consultation or treating a beneficiary for a specific medical problem and who uses the results in the management of the beneficiary's specific medical problem; (viii) answer beneficiaries' questions and respond to their complaints; (ix) openly post the Medicare standards for review by patients and the public; (x) disclose to the government any person having ownership, financial, or control interest or any other legal interest in the supplier at the time of enrollment or within 30 days of a change; (xi) have its testing equipment calibrated and maintained per equipment instructions and in compliance with applicable manufacturers suggested maintenance and calibration standards; (xii) have technical staff on duty with the appropriate credentials to perform tests and produce the applicable federal or state licenses or certifications of the individuals performing these services; (xiii) have proper medical record storage and be able to retrieve medical records upon request from CMS or its fee-for-service contractor within two business days; and (xiv) permit CMS, including its agents, or its designated fee-for-service contractors, to conduct unannounced, on-site inspections to confirm the IDTFs compliance with these standards.

        In order to maintain the IDTF certification of our call centers we are also required to comply with certain state requirements. There have been recent changes in our corporate management, and we are required by the state of Florida to update our license information to reflect these changes, by submitting various administrative filings. While we believe the risk is unlikely, there is a risk that the state can reject our submission, possibly resulting in suspension or revocation of our license.

        Environmental Regulation.    We use substances regulated under environmental laws, primarily in manufacturing and sterilization processes. While it is difficult to quantify, we believe the ongoing cost of compliance with environmental protection laws and regulations will not have a material impact on our business, financial position or results of operations.

Product Liability and Insurance

        The design, manufacture and marketing of medical devices and services of the types we produce entail an inherent risk of product liability claims. In addition, we provide information to health care providers and payors upon which determinations affecting medical care are made, and claims may be made against us resulting from adverse medical consequences to patients resulting from the information we provide. To protect ourselves from product liability claims, we maintain professional liability and general liability insurance on a "claims made" basis. Insurance coverage under such policies is contingent upon a policy being in effect when a claim is made, regardless of when the events which caused the claim occurred. While a product liability claim has never been made against us and we believe our insurance policies are adequate in amount and coverage for our current operations, there can be no assurance that the coverage maintained by us is sufficient to cover all future claims. In addition, there can be no assurance that we will be able to obtain such insurance on commercially reasonable terms in the future.

Manufacturing

        Our San Diego facility provides space for our production and in-house depot repair operations, packaging, storage and shipping. We believe that our manufacturing facilities will be sufficient to meet our manufacturing needs for the foreseeable future.

        Manufacturers (both domestic and foreign) and initial distributors of medical devices must register their facilities with the FDA. We believe our manufacturing operations are in compliance with regulations mandated by the FDA. We have been FDA-registered since December 2001 and a California-licensed medical device manufacturer since March 2002. We are subject to unannounced inspections by the FDA and we successfully completed a routine audit by the FDA in April 2006 with no findings noted or warnings issued.

        Manufacturing of components of our monitors and sensors is provided by an electronics manufacturing service provider, Jabil Circuit, Inc., in its facilities in Tempe, Arizona. We may need to expand our manufacturing capacity for our MCOT monitors and sensors in the future to meet market demand, and may do so by hiring and training additional skilled employees for our production group or by working with Jabil Circuit, Inc. on available capacity opportunities such as increases to the personnel assigned to its CardioNet manufacturing team, adding additional manufacturing lines or expanding to a second and third shift, as necessary. Our production group provides system test and product release activities.

        There are a number of critical components and sub-assemblies in the monitors and sensors that compose part of our MCOT service. The vendors for these materials are qualified through stringent evaluation and testing of their performance. We implement a strict no change policy with our contract manufacturer to ensure that no components are changed without our approval.

Employees

        As of December 31, 2008, we employed 756 full-time employees, of which 120 were in sales and marketing. We consider our relationship with our employees to be good.

Corporate Governance and Internet Address

        The Company emphasizes the importance of professional business conduct and ethics through its corporate governance initiatives. The Company's board of directors has adopted a code of business conduct and ethics that applies to all employees, directors and officers, including the Company's principal executive officer, principal financial officer and principal accounting officer. Our corporate governance information and materials, including our Code of Business Conduct and Ethics, are posted on the corporate governance section of our website at www.cardionet.com. Our Board regularly reviews corporate governance developments and modifies these materials and practices as warranted. To the extent we make amendments to or grant waivers from our Code of Business Conduct and Ethics in the future, we intend to disclose the amendments and waivers on the corporate governance section of our website.

Available Information

        We file electronically with the U.S. Securities and Exchange Commission our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make available on our website at http://www.cardionet.com, free of charge, copies of these reports as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. Further copies of these reports are located at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings, at http://www.sec.gov.

Item 1A.    Risk Factors

Risks related to our business and industry

We have a history of net losses and may not be able to sustain profitability.

        We incurred net losses from our inception through March 31, 2008. For the year ending December 31, 2008, we realized net income of $9.2 million. As of December 31, 2008, we had total accumulated deficit of approximately $72.5 million. We expect our operating expenses to increase as we, among other things:

  •
  expand our sales and marketing activities;

  •
  undertake various strategic initiatives as opportunities arise;

  •
  invest in designing, manufacturing and building our inventory of future generations of MCOT devices;

  •
  hire additional personnel; and

  •
  invest in infrastructure.

        With increasing expenses, we will need to continue to increase our revenues to remain profitable. Because of the risks and uncertainties associated with further developing and marketing the our services, we are unable to predict the extent of any future income or losses.

Our business is dependent upon physicians prescribing our services; if we fail to obtain those prescriptions, our revenues could fail to grow and could decrease.

        The success of our business is dependent upon physicians prescribing our services Our success in obtaining prescriptions will be directly influenced by a number of factors, including:

  •
  the ability of the physicians with whom we work to obtain sufficient reimbursement and be paid in a timely manner for the professional services they provide in connection with the use of our arrhythmia monitoring solutions;

  •
  establish ourselves as a "one-stop shop" for arrhythmia monitoring solutions;

  •
  our ability to educate physicians regarding, and convince them of, the benefits of MCOT over existing treatment methods; and

  •
  the perceived clinical efficacy of MCOT.

        If we are unable to educate physicians regarding the benefits of MCOT and obtain sufficient prescriptions for our services, revenues from the provision of our arrhythmia monitoring solutions could fail to grow and could decrease.

We and the physicians with whom we work are dependent upon reimbursement for the fees associated with our services; the absence or inadequacy of reimbursement would cause our revenues to fail to grow or decrease.

        We receive reimbursement for our services from commercial payors and from Medicare Part B carriers where the services are performed on behalf of CMS. The Medicare Part B carriers in each state change from time to time, which may result in changes to our reimbursement rates, increased administrative burden and reimbursement delays.

        In addition, our prescribing physicians receive reimbursement for professional interpretation of the information provided by our products and services from commercial payors or Medicare carriers. The efficacy, safety, performance and cost-effectiveness of our products and services, on a stand-alone basis and relative to competing services, will determine the availability and level of reimbursement we and our prescribing physicians receive. Our ability to successfully contract with payors is critical to our business because physicians and their patients will select arrhythmia monitoring solutions other than ours in the event that payors refuse to adequately reimburse our technical fees and physicians' professional fees.

We may experience difficulty in obtaining reimbursement for our services from commercial payors that consider our technology to be experimental and investigational, which would adversely affect our revenues and operating results.

        Many commercial payors refuse to enter into contracts to reimburse the fees associated with medical devices or services that such payors determine to be "experimental and investigational". Commercial payors typically label medical devices or services as "experimental and investigational" until such devices or services have demonstrated product superiority evidenced by a randomized clinical trial. We completed a clinical trial in which MCOT provided higher diagnostic yield than traditional loop event monitoring. Prior to our clinical trial, MCOT was labeled "experimental and investigational" by 17 targeted commercial payors, representing approximately 66 million covered lives. Subsequent to our trial, three commercial payors, representing approximately 38 million covered lives, removed the designation of MCOT as "experimental and investigational". Several of the remaining payors, however, have informed us that they do not believe the data from this trial justifies the removal of this designation. Other commercial payors may also find the data from our clinical trial not compelling. Additional commercial payors may also label MCOT as "experimental and investigational" and, as a result, refuse to reimburse the technical and professional fees associated with MCOT.

        Administration of the claims process for the many commercial payors is complex. As a result we sometimes bill payors for services for which we have no reimbursement contract. These payors may require that we return any funds that they pay in respect to these claims.

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

        We received approximately 33.0% of our revenues as reimbursement from Medicare in 2008. The Medicare program is administered by CMS, which imposes extensive and detailed requirements on medical services providers, including, but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims, how we operate our monitoring facilities and how and where we provide our arrhythmia monitoring solutions. Our failure to comply with applicable Medicare rules could result in discontinuing our reimbursement under the Medicare payment program, our being required to return funds already paid to us, civil monetary penalties, criminal penalties and/or exclusion from the Medicare program.

        In addition, reimbursement from Medicare is subject to statutory and regulatory changes, local and national coverage decisions, rate adjustments and administrative rulings, all of which could materially affect the range of services covered or the reimbursement rates paid by Medicare for use of our arrhythmia monitoring solutions. For example, CMS adopted a new payment policy in January 2007 that reduced the rate of reimbursement for a number of services reimbursed by Medicare. Although this modification to Medicare's reimbursement rates did not affect the amount paid by Medicare for reimbursement of the fees associated with MCOT, it resulted in the reduction of reimbursement rates for event services by 3% to 8%, depending on the type of service, and Holter services by 8% as compared to the corresponding rates in effect in 2006. Reimbursement rates for 2008 were the same as

2007, and we expect 2009 and 2010 rates to remain consistent with 2008. In addition, we cannot predict whether future modifications to Medicare's reimbursement policies could reduce or eliminate the amounts we receive from Medicare for the solutions we provide. In addition, Medicare's reimbursement rates can affect the rate that commercial payors are willing to pay for our products and services. Consequently, any future elimination, limitation or reduction in the reimbursement rates provided by Medicare for our arrhythmia monitoring solutions could result in a reduction in the rates we receive from commercial payors.

A reduction in the published reimbursement rates could negatively impact our business and our operating results.

        Carrier pricing for our services is established by Highmark Medicare Services. We have no reason to believe the reimbursement rate will be reduced in the foreseeable future; however, it is possible that the rate could decline. A decrease in the reimbursement rate for our services would adversely affect our business and operating results.

A reduction in sales of our services or a loss of one or more of our key commercial payors would adversely affect our business and operating results.

        A small number of commercial payors represent a significant percentage of our revenues. In the year ended December 31, 2008, our top 10 commercial payors by revenues accounted for approximately 28.7% of our total revenues. Our agreements with these commercial payors typically allow either party to the contract to terminate the contract by providing between 60 and 120 days prior written notice to the other party at any time following the end of the initial term of the contract. Our commercial payors may elect to terminate or not to renew their contracts with us for any reason and, in some instances can unilaterally change the reimbursement rates they pay. In the event any of our key commercial payors terminate their agreements with us, elect not to renew their agreements with us or enter into new agreements with us upon expiration of their current agreements on terms as favorable as are currently provided, our business, operating results and prospects would be adversely affected.

Consolidation of commercial payors could result in payors eliminating coverage of MCOT services or reduced reimbursement rates for MCOT.

        The commercial payor industry is undergoing significant consolidation. When payors combine their operations, the combined company may elect to reimburse MCOT services at the lowest rate paid by any of the participants in the consolidation. If one of the payors participating in the consolidation does not reimburse for MCOT at all, the combined company may elect not to reimburse for MCOT. Our reimbursement rates tend to be lower for larger payors. As a result, as payors consolidate, our average reimbursement rate may decline.

Our acquisition of other companies or technologies in the future could prove difficult to integrate and may disrupt our business and harm our operating results and prospects.

        Acquisitions in which we may engage in the future, involve risks associated with our assumption of the liabilities of an acquired company, which may be liabilities that we were or are unaware of at the time of the acquisition, potential write-offs of acquired assets and potential loss of the acquired company's key employees or customers.

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

If we are unable to manage our expected growth, our revenues and operating results may be adversely affected.

        Our business plans call for rapid expansion of our sales and marketing operations and growth of our research and development, product development and administrative operations. We had a sales force of 88 account executives at December 31, 2008. We intend to further expand our sales force in 2009. We expect this expansion will place a significant strain on our management and operational and financial resources. Our current and planned personnel, systems, procedures and controls may not be adequate to support our anticipated growth. To manage our growth we will be required to improve existing and implement new operational and financial systems, procedures and controls and expand, train and manage our growing employee base. If we are unable to manage our growth effectively, revenue growth may not be realized or may not be sustainable, may not result in improved operating results or earnings, and our business, financial condition and results of operations could be harmed.

If we do not have enough MCOT monitors or sensors or experience delays in manufacturing, we may be unable to fill prescriptions in a timely manner, physicians may elect not to prescribe MCOT, and our revenues and growth prospects could be harmed.

        When a physician prescribes MCOT to a patient, our customer service department begins the patient hook-up process, which includes procuring a monitor and sensors from our distribution department and sending them to the patient. While our goal is to provide each patient with a monitor and sensors in a timely manner, we have experienced and may in the future experience delays due to the availability of monitors, primarily when converting to a new generation of monitor or in connection with the increase in prescriptions following potential acquisitions of other companies.

        We may also experience shortages of monitors or sensors due to manufacturing difficulties. Multiple suppliers provide the components used in our MCOT devices, but our facilities in San Diego, California are registered and approved by the FDA, as the ultimate manufacturer of MCOT devices. Our manufacturing operations could be disrupted by fire, earthquake or other natural disaster, a work stoppage or other labor-related disruption, failure in supply or other logistical channels, electrical outages or other reasons. If there was a disruption to our facilities in San Diego, we would be unable to manufacture MCOT devices until we have restored and re-qualified our manufacturing capability or developed alternative manufacturing facilities.

        Our success in obtaining future prescriptions from physicians is dependent upon our ability to promptly deliver monitors and sensors to our patients, and a failure in this regard would have an adverse effect on our revenues and growth prospects.

Interruptions or delays in telecommunications systems or in the data services provided to us by QUALCOMM or the loss of our wireless or data services could impair the delivery of MCOT services.

        The success of MCOT is dependent upon our ability to store, retrieve, process and manage data and to maintain and upgrade our data processing and communication capabilities. The monitors we use in connection with MCOT rely on a third party wireless carrier to transmit data over its data network during times that the monitor is removed from its base. All data sent by our monitors via this wireless data network or via landline is routed directly to QUALCOMM data centers and subsequently routed to our monitoring center. We are dependent upon these third parties to provide data transmission and data hosting services to us. We do not have an agreement directly with this third party wireless carrier. Although we do have an agreement with QUALCOMM that has a termination date in September 2012, QUALCOMM may terminate its agreement with us if certain conditions occur, including if QUALCOMM's agreement with the third party wireless carrier terminates, in the event we fail to maintain an agreed-upon number of active cardiac monitoring devices on the QUALCOMM network or in the event that we begin to utilize the services of a provider of monitoring and communication services other than QUALCOMM. We have no control over the status of the agreement between QUALCOMM and the wireless carrier. If we fail to maintain our relationships with QUALCOMM or if we lose wireless carrier services, we would be forced to seek alternative providers of data transmission and data hosting services, which might not be available on commercially reasonable terms or at all.

        As we expand our commercial activities, an increased burden will be placed upon our data processing systems and the equipment upon which they rely. Interruptions of our data networks or the data networks of QUALCOMM for any extended length of time, loss of stored data or other computer problems could have a material adverse effect on our business, financial condition and results of operations. Frequent or persistent interruptions in our arrhythmia monitoring services could cause permanent harm to our reputation and could cause current or potential users of MCOT or prescribing physicians to believe that our systems are unreliable, leading them to switch to our competitors. Such interruptions could result in liability, claims and litigation against us for damages or injuries resulting from the disruption in service.

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

        We believe that the net proceeds from our initial public offering, together with our existing cash and cash equivalent balances, will be sufficient to meet our anticipated cash requirements for the foreseeable future. However, our future funding requirements will depend on many factors, including:

  •
  the costs associated with manufacturing and building our inventory of our current and future generation monitors;

  •
  the costs of hiring additional personnel and investing in infrastructure to support future growth;

  •
  the reimbursement rates associated with our products and services;

  •
  the costs of undertaking future strategic initiatives, such as acquisitions or joint ventures;

  •
  actions taken by the FDA, CMS and other regulatory authorities affecting MCOT and competitive products;

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

        We currently assemble the monitors and sensors for MCOT in San Diego, California. Monitors used for event, Holter and pacemaker services are purchased from several third parties. In order to maintain compliance with FDA and other regulatory requirements, our manufacturing facilities must be periodically re-evaluated and qualified under a quality system to ensure they meet production and quality standards. Suppliers of components of and products used to manufacture MCOT devices and the manufacturers of the monitors used in the provision of services by PDSHeart must also comply with FDA and foreign regulatory requirements, which often require significant resources and subject us and our suppliers to potential regulatory inspections and stoppages. We or our suppliers may not satisfy these requirements. If we or our suppliers do not maintain regulatory approval for our manufacturing operations, our business could be adversely affected.

Our dependence on a limited number of suppliers may prevent us from delivering our devices on a timely basis.

        We currently rely on a limited number of suppliers of components for MCOT devices. If these suppliers became unable to provide components in the volumes needed or at an acceptable price, we would have to identify and qualify acceptable replacements from alternative sources of supply. Qualifying suppliers is a lengthy process. Delays or interruptions in the supply of our requirements could limit or stop our ability to provide sufficient quantities of devices on a timely basis, meet demand for our services, which could have a material adverse effect on our business, financial condition and results of operations.

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

If we do not obtain and maintain adequate protection for our intellectual property, the value of our technology and devices may be adversely affected.

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

        As of February 4, 2009, we had 25 issued U.S. patents, nine foreign patents and 44 pending U.S., foreign and international patent applications relating to various aspects of our MCOT service. We also had 11 trademark registrations in the United States for a variety of word marks and slogans. We do not believe that any single patent, trademark or other intellectual property right of ours, or combination of our intellectual property rights, is likely to prevent others from competing with us using a similar business model. There are many issued patents and patent applications held by others in our industry and the electronics field. Our competitors may independently develop technologies that are substantially similar or superior to our technologies, or design around our patents or other intellectual property to avoid infringement. In addition, we may not apply for a patent relating to products or processes that are patentable, we may fail to receive any patent for which we apply or have applied, and any patent owned by us or issued to us could be circumvented, challenged, invalidated, or held to be unenforceable, or rights granted thereunder may not adequately protect our technology or provide a competitive advantage to us. For example, with respect to one of our U.S. patents, we have a corresponding foreign patent, the claims of which were amended substantially more so than in the United States, to overcome art that was of record in the U.S. patent. If a third-party challenges the validity of any patents or proprietary rights of ours, we may become involved in intellectual property disputes and litigation that would be costly and time-consuming.

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

Our ability to market our services may be impaired by the intellectual property rights of third parties.

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

        Lawsuits may have already been filed against us without our knowledge. Additionally, we may receive notices from other third parties suggesting or asserting that we are infringing their patents and inviting us to license such patents. We do not believe, that we are infringing on any other party's patents or that a license to any such patents is necessary. Should litigation over such patents arise we intend to vigorously defend against any allegation of infringement.

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

        Moreover, regardless of the outcome, patent litigation against or by us could significantly disrupt our business, divert our management's attention and consume our financial resources. We cannot predict if or when any third party will file suit for patent or other intellectual property infringement.

Our business operations could be significantly disrupted if we fail to properly integrate our management team.

        Our Chief Executive Officer and Senior Vice President of Sales recently joined CardioNet in their current capacities and are being integrated into our management team. They will have significant responsibility for our operations and success, but have only limited experience with our business. If they do not smoothly and rapidly develop knowledge of our business and integrate with our existing management, our business operations could be significantly disrupted.

If we fail to obtain and maintain necessary FDA clearances, our business will be adversely affected.

        The monitors and sensors that we manufacture and sell as part of our MCOT service are classified as medical devices and are subject to extensive regulation by the FDA. Further, we maintain establishment registration with the FDA as a distributor of medical devices. FDA regulations govern manufacturing, labeling, promotion, distribution, importing, exporting, shipping and sale of these devices.

        Our MCOT devices, including our C3 monitor, and our arrhythmia detection algorithms have "510(k) clearance" status from the FDA. Modifications to our MCOT devices or our algorithms that could significantly affect safety or effectiveness, or that could constitute a significant change in intended use, would require a new clearance from the FDA. If in the future we make changes to our MCOT devices or our algorithms, the FDA could determine that such modifications require new FDA clearance, and we may not be able to obtain such FDA clearances in a timely fashion or at all.

        We are subject to continuing regulation by the FDA, including quality regulations applicable to the manufacture of our MCOT devices and various reporting regulations and regulations that govern the promotion and advertising of medical devices. The FDA could find that we have failed to comply with one of these requirements, which could result in a wide variety of enforcement actions, ranging from a warning letter to one or more severe sanctions, including the following:

  •
  fines, injunctions and civil penalties;

  •
  recall or seizure of MCOT devices;

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

        The use and disclosure of certain health care information by health care providers and their business associates have come under increasing public scrutiny. Recent federal standards under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, establish rules concerning how individually-identifiable health information may be used, disclosed and protected. Historically, state law has governed confidentiality issues, and HIPAA preserves these laws to the extent they are more protective of a patient's privacy or provide the patient with more access to his or her health information. As a result of the implementation of the HIPAA regulations, many states are considering revisions to their existing laws and regulations that may or may not be more stringent or burdensome than the federal HIPAA provisions. We must operate our business in a manner that complies with all applicable laws, both federal and state, and that does not jeopardize the ability of our customers to comply with all applicable laws. We believe that our operations are consistent with these legal standards. Nevertheless, these laws and regulations present risks for health care providers and their business associates that provide services to patients in multiple states. Because these laws and regulations are recent, and few have been interpreted by government regulators or courts, our interpretations of these laws and regulations may be incorrect. If a challenge to our activities is successful, it could have an adverse effect on our operations, may require us to forego relationships with customers in certain states and may restrict the territory available to us to expand our business. In addition, even if our interpretations of HIPAA and other federal and state laws and regulations are correct, we could be held liable for unauthorized uses or disclosures of patient information as a result of inadequate systems and controls to protect this information or as a result of the theft of information by unauthorized computer programmers who penetrate our network security. Enforcement of these laws against us could have a material adverse effect on our business, financial condition and results of operations.

We may be subject, directly or indirectly, to federal and state health care fraud and abuse laws and regulations and, if we are unable to fully comply with such laws, could face substantial penalties.

        Our operations may be directly or indirectly affected by various broad state and federal health care fraud and abuse laws, including the Federal Healthcare Programs' Anti-Kickback Statute, which prohibits any person from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, to induce or reward either the referral of an individual for an item or service, or the ordering, furnishing or arranging for an item or service, for which payment may be made under federal health care programs, such as the Medicare and Medicaid programs. For some of our services, we directly bill physicians for our services, who in turn bill payors. Although we believe such payments to be proper and in compliance with laws and regulations, we may be subject to claims that we are in violation of these laws and regulations. If our past or present operations are found to be in violation of these laws, we or our officers may be subject to civil or criminal penalties, including large monetary penalties, damages, fines, imprisonment and exclusion from Medicare and Medicaid program participation. If enforcement action were to occur, our business and results of operations could be adversely affected.

The operation of our call centers and monitoring facilities is subject to rules and regulations governing IDTFs and state licensure requirements; failure to comply with these rules could prevent us from receiving reimbursement from Medicare and some commercial payors.

        We have call centers and monitoring facilities in Pennsylvania, Georgia, Florida, and Minnesota that analyze the data obtained from arrhythmia monitors and report the results to physicians. In order for us to receive reimbursement from Medicare and some commercial payors, we must have a call center certified as an IDTF. Certification as an IDTF requires that we follow strict regulations governing how the center operates, such as requirements regarding the experience and certifications of the technicians who review data transmitted from our monitors. These rules and regulations vary from location to location and are subject to change. If they change, we may have to change the operating procedures at our monitoring facilities and call centers, which could increase our costs significantly. If we fail to obtain and maintain IDTF certification, our services may no longer be reimbursed by Medicare and some commercial payors, which could have a material adverse impact on our business.

        In order to maintain the IDTF certification of our call centers we are also required to comply with certain state requirements. There have been recent changes in our corporate management, and we are required by the state of Florida to update our license information to reflect these changes, by submitting various administrative filings. There is a risk that the state can reject our submission, possibly resulting in suspension or revocation of our license.

We may be subject to federal and state false claims laws which impose substantial penalties.

        Many of the physicians and patients who use our services file claims for reimbursement with government programs such as Medicare and Medicaid. As a result, we may be subject to the federal False Claims Act if we knowingly "cause" the filing of false claims. Violations may result in substantial civil penalties, including treble damages. The federal False Claims Act also contains "whistleblower" or "qui tam" provisions that allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the government. In recent years, the number of suits brought in the medical industry by private individuals has increased dramatically. Various states have enacted laws modeled after the federal False Claims Act, including "qui tam" provisions, and some of these laws apply to claims filed with commercial insurers.

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

A write-off of the value of our goodwill or intangible assets could adversely affect our results of operations.

        As of December 31, 2008, we had $46.0 million of goodwill and $1.8 million of net intangible assets, most of which resulted from acquisition of PDSHeart. Current accounting rules require that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any. The goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. Any determination requiring the write-off of a significant portion of goodwill or intangible assets could have a material adverse effect on our financial condition and results of operations.

We have a concentration of risk related to the accounts receivable from one customer. Failure to fully collect outstanding balances from this customer, or a combination of other customers, may adversely affect our results of operations.

        As of December 31, 2008, we have balances owed to us from one customer representing approximately 23% of our total gross accounts receivable. We maintain an allowance for doubtful accounts based on the aging of outstanding receivables, as well as for any specific instances we become aware of that may preclude us from reasonably assuring collection on outstanding balances. Determining the allowance for doubtful accounts is judgmental in nature and often involves the use of significant estimates. A determination that requires a change in our estimates could have a materially adverse effect on our financial condition and operating results.

Tax requirements and audits could impact our results of operations.

        We are subject to the tax laws of various jurisdictions. Our results of operations could be materially affected with a change in tax law or in the interpretation of tax law. This also includes the risk of changes in tax rates and the risk of failure to comply with procedures required by the taxing authorities. Failure to manage our tax strategies could lead to an additional tax charge. We are currently under examination by the Internal Revenue Service for the 2006 and 2007 tax years. Any material disagreement with taxing authorities could result in cash expenditures and adversely affect our results of operations and financial condition.

Our annual operating results and stock price may be volatile or may decline regardless of our operating performance.

        The market price for our common stock has been and is likely to continue to be volatile and may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

  •
  changes in reimbursement rates or policies by payors;

  •
  adoption of our services by physicians;

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

  •
  changes in the competitive landscape of the market for our services, including technological innovations by our competitors and new entrants to the market;

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

  •
  the public's response to press releases or other public announcements by us or third parties, including our filings with the SEC and announcements relating to payor reimbursement decisions, product development, litigation and intellectual property impacting us or our business;

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

Future sales of our common stock may depress our stock price.

        Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2008, we had 23,477,137 outstanding shares of vested common stock. In addition, we have outstanding exercisable warrants to purchase up to 6,250 shares of our common stock, as well as 1,635,205 options to purchase shares of our common stock that will become exercisable over the next four years. If exercised, these options and warrants would result in additional shares becoming available for sale upon expiration of the lock-up agreements.

Anti-takeover provisions in our charter documents and Delaware law might deter acquisition bids for us that our stockholders might consider favorable.

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

If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

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

We do not expect to pay any cash dividends for the foreseeable future.

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

The global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

        The continued credit crisis, reduction in confidence and related turmoil in the global financial system may have an impact on our business and our financial condition. Due to the recent tightening of credit markets and concerns regarding the availability of credit, patients and payors may not have access to sufficient cash or short-term credit to obtain MCOT or other services provided by the Company. Delays of this nature would adversely affect our service revenues, and therefore harm our business and results of operations.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We lease approximately 55,000 square feet of space for our headquarters and service center in Conshohocken, Pennsylvania under an agreement that expires in December 2013. We also lease approximately 20,000 square feet of space for our San Diego, California facility under an agreement that expires in August 2011, which is dedicated to light manufacturing and repair, research and development, various IT functions, and engineering activities. The balance of the floor space is dedicated to office space. We leased approximately 10,000 square feet of space for our distribution operation in Chester, PA, under an agreement that expires in November 2012. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

        Our wholly-owned subsidiary PDSHeart leases approximately 2,500 square feet of space in West Palm Beach, Florida under a pair of agreements that expire in August 2009, approximately 10,300 square feet of space in Conyers, Georgia under an agreement that expires in September 2013 and approximately 2,030 square feet of space in Edina, Minnesota under an agreement that expires in April 2012. We believe that the existing facilities will be adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Item 3.    Legal Proceedings

        On November 26, 2007, we filed a lawsuit against LifeWatch Corp. and certain of its employees in the United States District Court for the Northern District of Illinois, Eastern Division. In the action, we alleged several causes of action including trade secret misappropriation, breach of contract, fraud, and unfair competition arising from actions of LifeWatch and its employees to unlawfully obtain, use, inspect and test two of our MCOT kits. On January 4, 2008, LifeWatch responded by filing counterclaims in the action against us. In its counterclaims, LifeWatch alleged that we misappropriated trade secrets of LifeWatch through inspection of a LifeWatch device, and that we have made misleading advertising and marketing statements relating to LifeWatch. In May 2008, the parties entered into a settlement agreement pursuant to which the parties amicably agreed to resolve the lawsuit with dismissal by both sides of all claims pending in the lawsuit.

Item 4.    Submission of Matters to a Vote of Security Holders

(a)
None.

(b)
None.

(c)
None.

(d)
None.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

        Our common stock has been traded on the Nasdaq Global Market under the symbol "BEAT" since March 19, 2008. Prior to that time, there was no public market for the common stock. The following table sets forth the range of high and low sale prices for the common stock for each completed fiscal quarter since March 19, 2008.

Quarter Ended	High	Low
December 31, 2008	$25.59	$17.03
September 30, 2008	34.50	24.96
June 30, 2008	30.11	18.25
March 31, 2008 (from March 19)	18.08	17.50

        As of February 19, 2009, there were 23,538,118 shares of our common stock outstanding. Also as of that date, we had approximately 92 holders of record, including multiple beneficial holders at depositories, banks and brokers included as a single holder in the single "street" name of each respective depository, bank or broker.

Share Repurchases

        We did not repurchase any of our equity securities during fiscal 2008.

Dividends

        We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors.

Equity Compensation Plan Information

        The following table presents the equity compensation plan information as of December 31, 2008:

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Employee and non-employee director stock option plans	1,635,205	$13.67	340,935
Employee stock purchase plan	9,889	$16.18	178,614
Equity compensation plans not approved by security holders:
Common stock warrants	6,250	$2.94	—

Total	1,651,344	14.37	519,549

Stock Performance Graph

        The graph below shows the total stockholder return of an investment of $100 on March 19, 2008 (the first day of trading of our common stock on the Nasdaq Stock Exchange) through December 31, 2008 for (i) our common stock (ii) The Nasdaq Health Care Index and (iii) The Russell 2000 Index. Stock price performance show in the graph below is not indicative of future stock price performance.

Comparison of Cumulative Total Return*
Among CardioNet, Inc., The NASDAQ Health Care Index
and The Russell 2000 Index

Company/Index	Base Period 3/19/2008	3/31/2008	6/30/2008	9/30/2008	12/31/2008
CardioNet, Inc.	$100.00	$101.64	$150.45	$141.02	$139.27
Nasdaq Health Care Index	100.00	104.97	105.81	109.24	93.19
Russell 2000 Index	100.00	103.66	104.26	103.10	76.17

*
$100 invested on March 19, 2008 in stock or index, including reinvestment of dividends. Fiscal year ending December 31, 2008.

        The foregoing graph and chart shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those acts.

Use of Proceeds from the Sale of Registered Securities

        The initial public offering of our common stock was effected through a Registration Statement on Form S-1 (File No. 333-145547) that was declared effective by the Securities and Exchange Commission on March 18, 2008, which registered an aggregate of 5,175,000 shares of our common stock, including 675,000 shares that the underwriters had the option to purchase to cover over-allotments. On March 25, 2008, 3,000,000 shares of common stock were sold on our behalf and 1,500,000 shares of common stock were sold on behalf of a selling stockholder at an initial public offering price of $18.00 per share, for an aggregate gross offering price of $54.0 million to us, and $27.0 million to the selling stockholders. On April 8, 2008, 1,014,286 shares of common stock were sold on behalf of the selling stockholder upon a partial exercise of the underwriters' over-allotment option, at an initial public offering price of $18.00 per share, for an aggregate gross offering price of $1.8 million to the selling stockholder. Following the sale of the shares in connection with the over-allotment closing of our initial public offering, the offering terminated.

        We paid to the underwriters underwriting discounts and commissions totaling approximately $3.8 million in connection with the offering. In addition, we incurred additional costs of approximately $3.2 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total fees and costs of approximately $7.0 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $46.7 million. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

        As of December 31, 2008, we had invested $39.1 million of net proceeds from the offering in money market funds. Through December 31, 2008, we have not used the net proceeds from the offering, other than to repay our outstanding long-term debt balance of $2.4 million and to pay a success fee of $0.2 million in connection with the offering to the lender of such long-term debt, and to pay $5.0 million owed to former stockholders of PDSHeart holding certificates of subordinated contingent payment interest to fully extinguish our obligations under such certificates. We intend to use the remaining proceeds for research and development, to build our inventory of future generations of our MCOT devices, to increase our sales and marketing capabilities for our MCOT services, to hire additional personnel, to invest in infrastructure, to pursue new markets and geographies and to acquire or license products, technologies or businesses, although we currently have no agreements or commitments relating to material acquisitions or licenses. We cannot specify with certainty all of the particular uses for the net proceeds from our initial public offering. Accordingly, our management will have broad discretion in the application of the net proceeds.

Item 6.    Selected Financial Data

        The following selected financial data is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and related notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Item 7 of this report.

	Year ended December 31,
	2004	2005	2006	2007	2008
	in thousands, except per share data
Statement of Operations Data:
Revenues:
Net patient revenues	$20,956	$29,467	$33,019	$72,357	$119,764
Other revenues	1,275	1,471	904	635	690

Total revenues	22,231	30,938	33,923	72,992	120,454
Cost of revenues	16,971	16,963	12,701	25,526	39,913

Gross profit	5,260	13,975	21,222	47,466	80,541
Operating expenses:
Research and development	2,412	3,361	3,631	3,782	3,999
General and administrative	15,252	13,853	15,631	27,474	40,860
Sales and marketing	7,695	6,456	6,448	15,968	21,111
Integration, restructuring and other charges	—	—	—	—	4,880

Total operating expenses	25,359	23,670	25,710	47,224	70,850

(Loss) income from operations	(20,099)	(9,695)	(4,488)	242	9,691
Other income (expense):
Interest income	141	97	114	1,621	1,167
Interest expense	(989)	(1,865)	(3,271)	(2,221)	(170)

Total other income (expense)	(848)	(1,768)	(3,157)	(600)	997

(Loss) income before benefit from Income Taxes	$(20,947)	$(11,463)	$(7,645)	$(358)	$10,688
Provision for income taxes	—	—	—	—	1,483

Net (loss) income	$(20,947)	$(11,463)	$(7,645)	$(358)	$9,205
Dividends on and accretion of mandatorily redeemable convertible preferred stock	—	—	—	(8,346)	(2,597)
Net (loss) income applicable to common shares	$(20,947)	$(11,463)	$(7,645)	$(8,704)	$6,608

Net (loss) income per common share(1):
Basic	$(7.33)	$(4.04)	$(2.63)	$(2.89)	$0.36
Diluted	$(7.33)	$(4.04)	$(2.63)	$(2.89)	$0.29
Shares used to compute net (loss) income per share(1):
Basic	2,856,072	2,837,772	2,908,360	3,011,699	18,348,594
Diluted	2,856,072	2,837,772	2,908,360	3,011,699	22,658,813

(1)
Please see Note 2 to our consolidated financial statements for an explanation of the method used, the net (loss) income per share and the number of shares used in computation of the per share amounts.

	As of December 31,
	2004	2005	2006	2007	2008
	in thousands
Balance Sheet Data:
Cash and cash equivalents	$5,718	$2,758	$3,909	$18,091	$58,171
Working capital	8,666	3,648	(18,713)	29,375	84,003
Total assets	22,802	16,451	17,170	103,040	165,773
Total debt	20,661	23,606	29,488	2,743	72
Total mandatorily redeemable convertible preferred stock	—	—	—	115,302	—
Total shareholders' (deficit) equity	(2,763)	(13,660)	(19,857)	(26,865)	150,117

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation

        You should read the following discussion and analysis of our financial condition and results of our operations in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled "Risk Factors," and elsewhere in this prospectus. We are on a calendar year end, and except where otherwise indicated below, "2006" refers to the year ended December 31, 2006, "2007" refers to the year ended December 31, 2007 and "2008" refers to the year ended December 31, 2008.

Overview

        We are a leading provider of ambulatory, continuous, real-time outpatient management solutions for monitoring relevant and timely clinical information regarding an individual's health. We actively began developing our product platform in April 2000. From 2000 through 2002, we devoted substantially all of our resources to developing an integrated patient monitoring platform that incorporates a wireless data transmission network, internally developed software, FDA-cleared algorithms and medical devices, and a 24-hour monitoring service center.

        In February 2002, we received FDA 510(k) clearance for the first and second generation of our core MCOT™ (Mobile Cardiac Outpatient Telemetry™) devices. We opened the CardioNet Monitoring Center in Conshohocken, Pennsylvania in July 2002 and currently provide all of our MCOT arrhythmia monitoring at that location. In May 2003, we established our relationship with QUALCOMM Inc. ("QUALCOMM"). QUALCOMM provides us its wireless cellular data connectivity solution and data hosting and queuing services. Pursuant to our agreement with QUALCOMM, we have no fixed or minimum financial commitment. However, in the event that we fail to maintain an agreed-upon number of active cardiac monitoring devices on the QUALCOMM network or in the event that we begin to utilize the services of a provider of monitoring and communications services other than QUALCOMM, QUALCOMM has the right to terminate this agreement.

        In November 2006, we received FDA 510(k) clearance for our third generation product, or C3, which we have incorporated as part of our monitoring solution. We had previously received FDA 510(k) clearance for the proprietary algorithm included in our C3 system in October 2005.

        In September 2002, we were approved as an Independent Diagnostic Testing Facility ("IDTF") for Medicare. The local Medicare carrier in Pennsylvania sets the terms for reimbursement for MCOT services for approximately 40 million covered lives. We have also worked to secure contracts with commercial payors. We increased the number of contracts with commercial payors from six at year-end 2003 to 41 at year-end 2004, 97 at year-end 2005, 144 at year-end 2006, 169 at year-end 2007 and 195 at December 31, 2008. Over this period of time, we estimate that the number of covered commercial lives increased from six million at year-end 2003 to 32 million at year-end 2004, 70 million at year-end 2005, 102 million at year-end 2006, 120 million at year-end 2007 and 151 million at December 31, 2008. The current estimated total of 191 million Medicare and commercial lives for which we had reimbursement contracts as of December 31, 2008 represents approximately 76% of the total covered lives in the United States. The majority of the remaining covered lives are insured by a relatively small number of large commercial insurance companies that, beginning in 2003, deemed MCOT to be "experimental and investigational" and do not currently reimburse us for services provided to their beneficiaries. We believe the CPT codes and reimbursement rates that we secured in October 2008 will facilitate future contract negotiations with these remaining non-contracted payors as the codes will simplify and standardize the billing and reimbursement process.

        On March 8, 2007, we acquired all of the outstanding capital stock of PDSHeart for an aggregate purchase price of $51.6 million, subject to adjustment. The $51.6 million purchase price was comprised of $44.3 million in cash at closing, $5.2 million in assumed debt, $1.4 million of transaction expenses and the assumption of a $0.7 million liability related to payments due to certain key employees of PDSHeart on March 8, 2008. Approximately $1.5 million of the assumed debt was satisfied through the issuance of 1,456 shares of our mandatorily redeemable convertible preferred stock at an original issue price per share of $1,000. In addition to the $51.6 million of consideration, the Company agreed to pay PDSHeart shareholders $5.0 million of contingent consideration in the event of a qualifying liquidation event, including a public offering or acquisition. The Company's initial public offering was consummated on March 25, 2008 and, accordingly, the purchase price for the PDSHeart acquisition has been adjusted to $56.6 million to reflect this payment. The acquisition has been included in our consolidated results of operations since March 8, 2007. PDSHeart, now a wholly-owned subsidiary of CardioNet, provides event, Holter and pacemaker monitoring services to patients in 49 states, with a concentration of sales in the Southeast. The acquisition has broadened our geographic coverage and expanded our service offerings to include the complete range of cardiac monitoring services.

        For our event, Holter and pacemaker monitoring services, we have established Medicare reimbursement and we have 106 direct contracts with commercial payors as of December 31, 2008 representing an estimated 135 million covered lives.

        In March 2007, we raised $110 million in mandatorily redeemable convertible preferred stock to, in part, fund the acquisition of PDSHeart.

        We have undertaken an initiative to improve our operational efficiency and future profitability in connection with our acquisition of PDSHeart in March 2007, mainly through the integration of operational and administrative functions. The plan, which was approved at the time of the PDSHeart acquisition, included the closure of a facility and the elimination of 35 positions in the areas of sales, finance, service and management. In connection with the plan, the Company established reserves of $0.5 million included in the purchase price allocation. Additionally, we incurred expenses of $1.0 million of employee-related costs to integrate these functions for the year ended 2008. These costs were expensed as incurred in accordance with the SFAS No. 146, Accounting for Exit or Disposal Activities.

        On February 25, 2008, the Board of Directors of the Company, subject to stockholder approval, approved a reverse stock split of the Company's common stock at a ratio of one share for every two shares previously held. On March 5, 2008, the stockholders of the Company approved the reverse stock split and the reverse stock split became effective.

        On March 25, 2008, the Company completed its initial public offering generating net proceeds of approximately $46.7 million after deducting underwriter commissions and estimated offering expenses.

        On August 6, 2008, an underwritten secondary public offering of shares of common stock held by certain of the Company's existing stockholders was completed. The Company did not issue any shares and received no proceeds in connection with such offering. The Company incurred approximately $0.9 million in offering expenses on behalf of the selling stockholders. These expenses were incurred in accordance with the Company's obligations under a registration rights agreement with the selling stockholders.

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

        We believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results. Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements.

  Revenue Recognition

        We recognize patient service revenues from MCOT services and event, Holter and pacemaker monitoring services. Our largest source of revenue is MCOT services. For the services that we provide, revenues are recognized over the monitoring period on a daily basis.

        Our MCOT monitors and Holter monitors are shipped to the patient from the service center after the patient agrees to be monitored. Included in this shipment is a prepaid return shipment mailer so when the patient monitoring is complete, the monitor can be returned to us and ultimately sent to another patient. There is no separate fee charged for the use of the MCOT monitoring device, as the fee we charge for our services is inclusive of the monitor device cost. Event monitors are retained at physicians' offices, and provided to the patient when services are prescribed. The devices are returned directly to the physician.

        Revenues are reported at the estimated net realizable amounts from commercial payors, physicians, patients and Medicare and Medicaid for services rendered. Payment arrangements for MCOT include per diem (per day) and case rate payments which are fixed payment amounts for the patient monitoring period. Payment arrangements for event, Holter and pacemaker services are generally reimbursed on a per test basis. Revenues from commercial payors are recognized based on the negotiated contractual rate or upon historical or estimated payment patterns. Our estimates for the amount of revenues to be received from each claim filed are deemed determinable based on our historical experience. Our estimates are subjective and require judgment due to our limited historical results and fluctuating reimbursement rates.

        Payments from the Medicare and Medicaid program are based on reimbursement rates set by governmental authorities. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Management believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing.

        Other revenues, consisting mainly of information technology services provided to an affiliate of a stockholder, are recognized as the services are provided.

  Accounts Receivable

        Accounts receivable consists of amounts due to us from commercial payors, physicians, patients and Medicare and Medicaid as a result of our normal business activities. Accounts receivable are reported in the balance sheets at their estimated net realizable value, which approximates outstanding amounts, less an allowance for bad debt. We estimate the allowance for bad debt based upon historical collections experience and an established allowance percentage of our accounts receivable by aging category. Uncollectible account balances are written off against the allowance after all means of collections have been exhausted and the potential for recovery is considered remote. The provision for bad debt is included in general and administrative expense. Due to their subjective nature, our estimates of the net realizable value of accounts receivable and the related allowance for bad debt require considerable judgment. We believe adequate provision has been made for any uncollectible amounts for billed receivables. For the year ended December 31, 2008, we incurred additional general and administrative expenses of $4,283 related to a change in our estimate of allowance for doubtful accounts based on prior year accounts receivable collection experience. The impact on basic and diluted earnings per share for the year ended December 31, 2008 was $(0.23) and $(0.19), respectively.

  Stock Based Compensation

        We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123R). Under the provisions of SFAS 123R, compensation expense related to stock- based transactions, including employee and director stock-based awards, is estimated at the date of grant based on the stock award's fair value and is recognized as expense over the requisite service period.

        We estimate the fair value of our share-based award to employees and directors using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. Due to the fact that we are a newly public company, there is limited historical information available to support our estimate of expected volatility required to value our stock-based awards. We, therefore, follow guidance discussed in Staff Accounting Bulletin No. 107, (SAB 107) basing our estimate of expected volatility on the expected volatility of a group of similar entities whose stock prices are publicly available. We will continue to consistently apply this process using the same similar entities until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. Prior to our initial public offering, we estimated the volatility of our stock using a similar method. The expected term represents the period of time that stock-based awards granted are expected to be outstanding. As we have a history of exercise experience for use in the calculation of expected term, we believe our historical experience is the best estimate of our future exercise patterns. Other assumptions used in the Black-Scholes option valuation model include the risk-free interest rate and expected dividend yield. The risk-free interest rate for periods pertaining to the contractual life of each option is based on the U.S. Treasury strip yield of a similar duration in effect at the time of grant. We have never paid, and do not expect to pay, dividends in the foreseeable future. The fair value of our stock-based awards was estimated at the date of grant using the following assumptions:

	Year Ended December 31,
	2006	2007	2008
Expected volatility	50.0%	50.0%	50.0%
Expected term (in years)	6.25	6.25	6.25
Weighted-average risk-free interest rate	4.9%	5.0%	2.6%
Expected dividends	0.0%	0.0%	0.0%
Weighted-average grant date fair value per share	$0.88	$4.00	$12.17

        SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. Forfeitures are estimated based on our historical experience and separate groups of employees that have similar historical forfeiture behavior are separately considered for expense recognition.

        In the absence of a public trading market for our common stock prior to our initial public offering on March 19, 2008, the fair value of our common stock for the years ended December 31, 2006 and 2007, and for the year-to-date period ended March 18, 2008, the day prior to our initial public offering, was determined by our board of directors in good faith based upon consideration of a number of objective and subjective factors. The approach we used was consistent with the methods outlined in the AICPA Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Based on our assessment, we concluded that the fair value of our common stock ranged from $1.62 to $18.30 per share for the periods prior to our initial public offering.

  Valuation of Goodwill and Other Intangible Assets

        In accordance with SFAS No. 141, Business Combinations (SFAS 141), we identify and value intangible assets that we acquire in business combinations, such as customer arrangements, customer relationships, trademarks and non-compete agreements, that arise from contractual or other legal rights or that are capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged. Management is responsible for the valuation of the net assets acquired, and considers a number of factors, including valuations and appraisals, when estimating the fair market values and estimated useful lives of the acquired assets and liabilities. The fair value of identified intangible assets is based upon an estimate of the future economic benefits expected to result from ownership, which represents the amount at which the assets could be bought or sold in a current transaction between willing parties, that is, other than a forced or liquidation sale.

        We acquired PDSHeart on March 8, 2007. The acquisition was accounted for as a purchase in accordance with SFAS 141. See Note 3 to the consolidated financial statements for additional information regarding the allocation of the purchase price we paid for PDSHeart.

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), we test our goodwill for impairment annually or more frequently if events or circumstances indicate impairment may exist. For purposes of the impairment test, we consider the consolidated entity to be one reporting unit. We perform the annual impairment test by comparing the tangible net book value at the test date to the carrying value of goodwill. The tangible net book value of assets is equal to total assets, less total liabilities, goodwill and intangible assets. Any excess of the carrying value of goodwill over the tangible net book value at the test date will be recorded as an impairment loss.

  Income Taxes

        We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts to be recovered.

Statements of Operations Overview

  Revenues

        Our principal source of revenues is patient revenue from cardiac monitoring services. The amount of revenue generated is based on the number of patients enrolled through physician prescriptions and the rates reimbursed to us by commercial payors, physicians, patients and Medicare. Reimbursement rates are set by the Centers for Medicare and Medicaid Services ("CMS") on a case rate basis for the Medicare program and through negotiations with commercial payors who typically pay a daily monitoring rate. From 2002 through December 2008, our average case rate for monitoring Medicare patients has remained relatively stable. We expect pricing to decline over time in a manner consistent with the introduction and penetration of a premium priced service due to competition, introduction of new technologies and the potential addition of larger commercial payors. Since our MCOT services are relatively new and the reimbursement status is evolving, our revenues are subject to fluctuations due to increases or decreases in rates and decisions by payors regarding reimbursement.

        For the event, Holter and pacemaker monitoring market we expect the price to remain constant or decline as the new generation technology gains wider acceptance in the market. In addition, the established 2007 Medicare rates compared to 2006 for our event monitoring services declined by 3% to

8%, depending on the type of service, and our Holter monitoring services declined 8%. Reimbursement rates for 2008 were flat compared to 2007, and we expect 2009 and 2010 rates to remain consistent with 2008.

        We believe MCOT revenues will increase as a percentage of revenues going forward as we emphasize this service, continue our geographic expansion and achieve greater market penetration in existing markets. We expect that the event, Holter and pacemaker monitoring services revenues will remain constant or decline in absolute terms as the old technology is replaced and therefore, decrease as a percentage of revenues going forward. Other revenue consists mainly of web hosting services provided to an affiliate of a stockholder. We believe that other revenues will remain constant or decline in absolute terms and therefore, decrease as a percentage of revenues going forward. Our revenues are seasonal, as the volume of prescriptions tends to slow down in the summer months due to the more limited use of our monitoring solutions as physicians and patients vacation.

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

  •
  consumable supplies sent to patients along with the durable components of MCOT devices;

  •
  depreciation on our monitors; and

  •
  service cost related to special project revenues.

        For the year ended December 31, 2008, our gross profit margin was 66.9%. In general, we expect gross profit margins on MCOT services to remain flat or increase, assuming no changes in reimbursement rates. For our event and Holter monitoring services, we expect gross profit margins to remain flat as we expect reimbursement rates to remain unchanged.

  Sales and Marketing

        Sales and marketing expense consists primarily of salaries, benefits and stock-based compensation related to account executives, marketing personnel and contracting personnel, account executive commissions, travel and other reimbursable expenses, and marketing programs such as trade shows and marketing campaigns.

        Following the completion of our randomized clinical trial and the PDSHeart acquisition, we made a significant investment in sales and marketing by increasing the number of account executives in new geographies. We had a sales force of 88 account executives as of December 31, 2008. We currently have account executives covering 49 states. We also plan to increase our marketing activities and to invest in and expand our sales organization. As a result, we expect that sales and marketing expenses will increase in absolute terms and as a percentage of revenues going forward.

  Research and Development

        Research and development expense consists primarily of salaries, benefits and stock-based compensation of personnel and the cost of subcontractors who work on the development of the hardware and software for our next generation monitors, enhance the hardware and software of our existing monitors and provide quality control and testing. Expenses related to clinical trials are also included in research and development expenses. We expect that research and development expenses will increase in absolute terms but remain flat as a percentage of revenue going forward as we continue to focus on new product development

  General and Administrative

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

  Income Taxes

        At the end of 2007, we had net deferred tax assets totaling approximately $62.0 million, consisting primarily of federal and state net operating loss and credit carryforwards. During the fourth quarter 2008, with the assistance of tax consultants, the Company concluded an analysis which resulted in the utilization of $22.0 million of net operating loss carryforwards for the full year 2008. This resulted in a year to date adjustment of the Company's effective tax rate, creating an income tax benefit of $0.2 million in the fourth quarter 2008. As a result, the Company's full year 2008 effective tax rate is 13.9%. The Company has $40.0 million of federal net operating loss carryforwards remaining for use in future periods.

  Integration, Restructuring and Other Charges

        During 2008, the Company undertook several initiatives to increase the efficiency of its operations. These initiatives included the integration and restructuring of PDSHeart, and the restructuring of the Finance and Human Resource functions located in our San Diego location. In addition, the Company incurred certain other charges related to the termination of employees, the settlement of litigation and a fire that occurred at a construction site adjacent to our headquarters in Conshohocken. These activities are more fully discussed in Notes 3, 7 and 9 to the consolidated financial statements. The Company did not incur any integration, restructuring or other charges in 2006 or 2007.

        A competitor initiated a patent infringement lawsuit against us in November 2004, which we defended and ultimately settled in March 2006. Included in general and administrative expenses are legal expenses related to this lawsuit of $0.6 million in 2006. There were no subsequent charges related to this matter in 2007 or 2008.

Results of Operations

  Years Ended December 31, 2007 and 2008

        Revenues.    Total revenues for the year ended December 31, 2008 increased to $120.5 million from $73.0 million for the year ended December 31, 2007, an increase of $47.5 million, or 65.0%. MCOT revenue increased $45.6 million to $100.2 million, which represented 83.2% of our total revenues.

Revenue from the event and Holter monitoring business increased $1.8 million versus the prior year due to the full period effect in 2008 of the PDSHeart acquisition that was consummated on March 8, 2007.

        Gross Profit.    Gross profit increased to $80.5 million for the year ended December 31, 2008, or 66.9% of revenues, from $47.5 million for the year ended December 31, 2007, or 65.0% of revenues. The increase of $33.0 million is primarily due to increased MCOT revenue compared to our lower margin event and Holter business.

        Of the $33.0 million increase, approximately $0.4 million was due to lower depreciation expense that resulted from a change in the estimated useful life of our C3 medical devices in October 2008. When the C3 generation of devices was initially launched in 2007, we estimated the useful life to be two years, consistent with the C2 generation of devices. We performed an analysis based on approximately one year's worth of accumulated field performance data, and concluded that the estimated useful life will be approximately three years. The change in depreciation is equal to the difference between what the depreciation for the remainder of 2008 would have been for C3 devices under the two year estimated useful life, and what the expense is for 2008, with the remaining net book value being depreciated over the remaining useful life of three years.

        Sales and Marketing Expenses.    Sales and marketing expenses were $21.1 million for the year ended December 31, 2008 compared to $16.0 million for the year ended December 31, 2007. The increase of $5.1 million is due primarily to the continued expansion of our sales force and increased expenditures on improving the sales infrastructure. As a percent of total revenues, sales and marketing expenses were 17.5% for the year ended December 31, 2008 compared to 21.9% for the year ended December 31, 2007, a decline of 4.4% as the increase in expense was offset by higher revenue.

        Research and Development Expenses.    Research and development expenses increased to $4.0 million for the year ended December 31, 2008 compared to $3.8 million for the year ended December 31, 2007. As a percent of total revenues, research and development expenses declined to 3.3% for the year ended December 31, 2008 compared to 5.2% for the year ended December 31, 2007, a decline of 1.9% primarily due to higher revenue.

        General and Administrative Expenses.    General and administrative expenses including amortization increased to $40.9 million for the year ended December 31, 2008 from $27.5 million for the year ended December 31, 2007. This increase of $13.4 million, or 48.7%, was primarily due to an increase in the provision for bad debt of $5.2 million, $2.5 million due to increased infrastructure due to the Company's growth, increased insurance costs, audit and tax fees of $1.4 million that were higher due to the organization becoming a public entity, stock based compensation of $1.4 million, increased bonus accrual of $1.3 million, increased legal fees of $0.5 million and increased amortization due to the PDSHeart acquisition of $0.2 million. As a percent of total revenues, general and administrative expenses declined to 33.9% for the year ended December 31, 2008 compared to 37.6% for the year ended December 31, 2007, a decrease of 3.7% as the increase in expense was offset by the higher revenue.

        Integration, Restructuring and Other Charges.    The Company has incurred integration and restructuring costs as well as $1.0 million related to the resolution of intellectual property litigation for the year ended December 31, 2008. Integration charges relating to the PDSHeart acquisition were $1.0 million for the year ended December 31, 2008. Restructuring charges relating to consolidating our Finance and Human Resources functions in Pennsylvania were $1.0 million for the year ended December 31, 2008. Secondary offering costs were $0.9 million, and other charges related to the departure of certain directors were $1.1 million for the year ended December 31, 2008. These charges were partially offset by a gain from insurance proceeds of $0.1 million related to a fire at our

Conshohocken facility in August 2008. We incurred no integration, restructuring or other charges in the year ended December 31, 2007.

        In connection with the acquisition of PDSHeart, the Company initiated exit plans for acquired activities that are redundant to the Company's existing operations. The plan includes the closure of a facility and the elimination of 35 positions in the areas of sales, finance, service and management. In connection with the plan, the Company established reserves of $0.5 million included in the purchase price allocation. As of December 31, 2008, all of the positions have been eliminated and approximately $1.0 million of employee-related expenses have been incurred.

        In addition, in March 2008, the Company initiated restructuring plans to consolidate its Finance and Human Resources functions in Pennsylvania. This plan included the elimination of 7 positions in San Diego. As of December 31, 2008, the plan is complete with all positions eliminated and approximately $1.0 million of employee-related expenses have been incurred.

        Total Interest Income/Expense, Net.    Net interest income was $1.0 million for the year ended December 31, 2008 compared to net interest expense of $0.6 million for the year ended December 31, 2007. This decrease in interest expense on a net basis is due to the payoff of debt which occurred in 2007, as well as additional interest income on the proceeds from our initial public offering in 2008.

        Income Taxes.    The Company's effective tax rate was 13.9% for the year ended December 31, 2008. This compares to no income tax benefit or expense for the year ended December 31, 2007. The effective tax rate is based on our fiscal 2008 pretax income and includes utilization of $22.0 million of net operating loss carryforwards. The Company has approximately $40 million in federal net operating losses as of December 31, 2008 to offset future taxable income expiring in various years through 2026.

        Net Income (Loss).    Net income was $9.2 million for the year ended December 31, 2008 compared to a net loss of $0.4 million for the year ended December 31, 2007. As a percent of total revenues, net income was 7.6% for the year ended December 31, 2008 compared to a net loss of 0.5% for the year ended December 31, 2007.

  Years Ended December 31, 2006 and 2007

        Revenues.    Total revenues for the year ended December 31, 2007 increased to $73.0 million from $33.9 million for the year ended December 31, 2006, an increase of $39.1 million, or 115.3%. This increase of $39.1 million included an increase of $39.3 million in patient revenues, of which $17.7 million was from the event and Holter monitoring business and $21.6 million was from MCOT revenues. These increases in patient revenues were offset by a decrease of $0.3 million in special project revenues. Of the $21.6 million increase in MCOT revenues, $3.0 million was attributed to increased patient revenues from physicians within the geographies that we historically served, $5.4 million was due to geographic expansion and $13.2 million was due to the acquisition of the PDSHeart sales force. Special projects revenues decreased due to lower contractual rates.

        Cost of Revenues.    Cost of revenues for the year ended December 31, 2007 were $25.5 million compared to $12.7 million for the year ended December 31, 2006. This increase of $12.8 million, or 100.8%, is due to the acquisition of PDSHeart and higher volume for MCOT. Cost of sales was 34.9% of revenues in December 2007 versus 37.5% in December 2006. This decline is due mainly to the full period effect of our telephonic hook-up process in 2007, which was still in transition during 2006.

        Gross Profit.    Gross profit increased to $47.5 million for the year ended December 31, 2007, or 65.1% of revenues, from $21.2 million for the year ended December 31, 2006, or 62.5% of revenues.

        Sales and Marketing Expenses.    Sales and marketing expenses were $16.0 million for the year ended December 31, 2007 compared to $6.4 million for the year ended December 31, 2006. The increase of $9.6 million is due to increased costs from a larger sales force which is mainly a result of the PDSHeart acquisition and the introduction of a marketing campaign aimed at promoting our positive clinical trial results. As a percent of total revenues, sales and marketing expenses were 21.9% for the year ended December 31, 2007 compared to 18.9% for the year ended December 31, 2006.

        Research and Development Expenses.    Research and development expenses increased to $3.8 million for the year ended December 31, 2007 compared to $3.6 million for the year ended December 31, 2006. As a percent of total revenues, research and development expenses declined to 5.2% for the year ended December 31, 2007 compared to 10.6% for the year ended December 31, 2006.

        General and Administrative Expenses.    General and administrative expenses including amortization increased to $27.5 million for the year ended December 31, 2007 from $15.6 million for the year ended December 31, 2006. This increase of $11.9 million, or 76.3%, was primarily due to an increase in the provision for bad debt of $3.9 million, stock based compensation of $0.8 million, executive separation costs of $0.4 million, increased compensation cost for bonuses paid to executive officers in connection with stock loans of $0.3 million, increased employee recruiting cost of $0.4 million, and amortization of intangible assets in connection with our acquisition of PDSHeart of $0.8 million. In addition $3.6 million of this increase was related to the PDSHeart general and administrative expenses excluding bad debt expense. Our provision for bad debt increased to $8.1 million from $4.2 million, an increase of $3.9 million. Of this increase, $1.1 million related to provisions for bad debt related to revenues from our acquisition of PDSHeart. The remaining $2.8 million increase relates to an increase in MCOT revenue and additional provisions for uncollectible accounts. Our overall bad debt provision as a percent of patient revenue was 11.1% and 12.4% for the year ended December 31, 2007 and 2006, respectively. As a percent of total revenues, general and administrative expenses declined to 37.7% for the year ended December 31, 2007 compared to 46.0% for the year ended December 31, 2006.

        Total Interest Expense, Net.    Interest expense, net decreased to $0.6 million for the year ended December 31, 2007 from $3.2 million for the year ended December 31, 2006. This net decrease is due to an increase in interest income received from the excess funds generated from our private placement in March 2007, offset by an increase in interest expense related to additional borrowings, including the value of additional warrants and recognition of a beneficial conversion feature issued to debt holders.

        Additionally the term loan due to Guidant Investment Corporation of $23.3 million was repaid in August 2007.

        Income Taxes.    We had no income tax benefit or expense for the year ended December 31, 2007 or for the year ended December 31, 2006.

        Net Loss.    Net loss decreased to $0.4 million for the year ended December 31, 2007 from $7.6 million for the year ended December 31, 2006. As a percent of total revenues, net loss was 0% for the year ended December 31, 2007 compared to 22.4% for the year ended December 31, 2006.

Liquidity and Capital Resources

        Prior to the completion of our initial public offering, our operations were financed primarily through the private placement of equity securities and both long-term and short-term debt financings. Notably, we completed a financing involving shares of our mandatorily redeemable convertible preferred stock in March 2007, in which we received net proceeds of approximately $102.1 million. We completed our initial public offering in March 2008, in which we received net proceeds, after underwriting discounts and offering expenses, of approximately $46.7 million. As of December 31, 2008, we had invested $39.1 million of net proceeds from the offering in money market funds. Through December 31, 2008, we have not used the net proceeds from the offering, other than to repay our outstanding long-term debt balance of $2.4 million and to pay a success fee of $0.2 million in connection with the offering to the lender of such long-term debt, and to pay $5.0 million owed to former stockholders of PDSHeart holding certificates of subordinated contingent payment interest to fully extinguish our obligations under such certificates. Through December 31, 2008, we funded our business primarily through the following:

  •
  initial public offering that provided net proceeds of approximately $46.7 million , after deducting underwriting commissions and offering expenses;

  •
  issuance of mandatorily redeemable convertible preferred stock that provided gross proceeds of $110.0 million, of which $45.9 million was used to acquire PDSHeart, and which we subsequently converted to common stock in March 2008 in connection with our initial public offering;

  •
  issuance of preferred stock that provided gross proceeds of $53.7 million, which was converted to common stock in March 2008 in connection with our initial public offering;

  •
  a term loan of $23.3 million from Guidant Investment Corporation, which was repaid on August 15, 2007;

  •
  bank debt from Silicon Valley Bank consisting of a term loan of $3.0 million , which was repaid on April 1, 2008, and a working capital line secured by accounts receivable of $1.9 million, which was repaid from the proceeds of the mandatorily redeemable convertible preferred stock; and

  •
  continuing operations of $10.5 million for the year ending December 31, 2008.

        As of December 31, 2008, our principal source of liquidity was cash and cash equivalents totaling $58.2 million and net accounts receivable of $39.3 million.

  Cash Flows from Operating Activities

        Net cash provided by (used in) operating activities during the years ended December 31, 2006, 2007 and 2008 was ($2.9) million, ($0.2) million and $10.5 million, respectively.

  For the year ended December 31, 2006, cash was used in operations primarily by:

  •
  $7.6 million of net loss; and

  •
  $1.3 million increase in accounts receivable net of reserve primarily as a result of growth in the fourth quarter.

        These cash uses were partially offset by:

  •
  $1.4 million of interest payments deferred until the maturity of a note payable to a shareholder;

  •
  $0.9 million of non cash accretion of debt discount;

  •
  $0.6 million increase in accrued expenses primarily as a result of additional accrued interest due to the higher debt balance; and

  •
  $0.3 million increase in accounts payable.

  For the year ended December 31, 2007, cash was used in operations primarily by:

  •
  $0.4 million of net loss;

  •
  $6.9 million increase in accounts receivable net of reserves primarily as a result of growth; and

  •
  $2.0 million of offering expenses.

        The cash uses were partially offset by:

  •
  $2.3 million increase in accounts payable and accrued liabilities;

  •
  $0.9 million of non cash stock option expense and common stock issued for services;

  •
  $0.5 million increase in deferred rent; and

  •
  $0.7 million of non cash accretion of debt discount.

  For the year ended December 31, 2008, cash was provided by operations by:

  •
  $9.2 million of net income from continuing operations;

  •
  $3.8 million increase in accrued expenses relating to accrued compensation, accrued income taxes and restructuring costs; and

  •
  $2.1 million in other assets relating to a reduction of deferred financing fees for debt paid down in connection with our initial public offering.

        The cash provided by operations was partially offset by:

  •
  $16.5 million increase in accounts receivable net of reserves primarily as a result of growth; and

  •
  $0.8 million increase in prepaid expenses and other assets related to prepaid rent.

  Cash Flows from Investing Activities

        Net cash used in investing activities during the years ended December 31, 2006, 2007 and 2008 was $0.9 million, $59.0 million and $16.6 million, respectively.

        For the year ended December 31, 2006, cash was used in investing activities primarily by:

  •
  $0.5 million increase in asset purchases; and

  •
  $0.3 million increase in non-device purchasing, consisting mainly of purchases of molds and other equipment to support the development of our third generation monitoring device.

        For the year ended December 31, 2007, cash was used in investing activities primarily by:

  •
  $13.0 million increase in asset purchases; and

  •
  $46.0 million consideration for the PDSHeart acquisition.

        For the year ended December 31, 2008, cash was used in investing activities primarily by:

  •
  $11.8 million of asset purchases; and

  •
  $4.8 million in net contingent payments to former PDSHeart stockholders as a result of our initial public offering.

  Cash Flows from Financing Activities

        Net cash provided by financing activities during the years ended December 31, 2006 and 2007 and 2008 was $5.0 million, $73.4 million and $46.4 million, respectively.

        For the year ended December 31, 2006, cash was provided by financing activities primarily by:

  •
  $5.1 million increase in debt due to securing of a $3.0 million term loan and a $1.9 million working capital line secured by accounts receivable from Silicon Valley Bank and the deferral of interest payment on a loan from a stockholder (rolled into principal of loan) amounting to $1.4 million.

        For the year ended December 31, 2007, cash was provided by financing activities primarily by:

  •
  $102.1 million of net proceeds from the sale of mandatorily redeemable convertible preferred convertible stock in March 2007, $0.4 million of proceeds from issuance of debt and $0.4 million of proceeds from shareholder notes partially offset by $29.6 million in debt repayment, consisting of $3.5 million of PDSHeart debt retired and $26.1 million of existing CardioNet debt.

        For the year ended December 31, 2008 cash was provided by financing activities primarily by:

  •
  $46.7 in net proceeds from our initial public offering, $2.5 million in proceeds from the exercise of employee stock options and employee stock purchase plan contributions and $0.5 million in proceeds from the issuance of debt, partially offset by $3.2 million from the repayment of debt.

Contractual Obligations and Commitments

        The following table describes our long-term contractual obligations and commitments as of December 31, 2008:

	Payments due by period
Contractual obligations	Total	2009	2010	2011	2012	2013	Beyond
	(in thousands)
Interest and principal payable under loan agreements	$88	$88	$—	$—	$—		$—
Operating lease obligations	9,793	2,289	2,204	2,043	1,656	1,601	—
Capital lease obligations	102	52	50	—	—	—	—

Total	$9,983	$2,429	$2,254	$2,043	$1,656	1,601	$—

        In connection with our acquisition of PDSHeart, we assumed the obligations under three facility leases which are included in the table above. In addition, in connection with our acquisition of PDSHeart, we agreed to pay PDSHeart shareholders $5.0 million of contingent consideration in the event of a qualifying liquidation event, including a public offering or acquistion. Due to the contingent nature of this payment, no liability was recorded in the Company's financial statements as of December 31, 2007. We made this payment to the PDSHeart shareholders following the completion of our initial public offering in March 2008.

        From time to time we may enter into contracts or purchase orders with third parties under which we may be required to make payments. Our payment obligations under certain agreements will depend on, among other things, the progress of our development programs. Therefore, we are unable at this time to estimate with certainty the future costs we will incur under these agreements or purchase orders.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The adoption of SFAS 157 did not have a material effect on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose fair value measurement for many financial instruments and certain other items as of specified election dates. Business entities will thereafter report in earnings the unrealized gains and losses on items for which the fair value option has been chosen. The fair value option may be applied instrument by instrument but may not be applied to portions of instruments and is irrevocable unless a new elections date occurs. SFAS 159 is effective for the Company beginning January 1, 2008. The adoption of SFAS 159 did not have a material effect on the consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS 141R) and SFAS No. 160, Noncontrolling Interests In Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). SFAS 141R establishes new principles and requirements for accounting for business combinations, including recognition and measurement of identifiable assets acquired, goodwill acquired, liabilities assumed, and noncontrolling financial interests. SFAS 160 requires all entities to report noncontrolling interests in subsidiaries as equity in the consolidated financial statements. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling interests in consolidated financial statements. SFAS 141R and SFAS 160 are required to be adopted simultaneously and are effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 141R is expected to impact how the Company will identify, negotiate, and value future acquisitions and, depending on the magnitude, could have material impact on how an acquisition will affect the Company's consolidated financial statements. SFAS 160 is not expected to have a material effect on the Company's consolidated financial statements as the Company does not currently have a noncontrolling interest in a subsidiary.

Off-Balance Sheet Arrangements

        As of December 31, 2007 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our cash and cash equivalents as of December 31, 2008 were $58,171, and consisted primarily of cash and money market funds with maturities of less than 90 days. A sustained decline in short-term interest rates would reduce our interest income from our short-term investments. A decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $460. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while, at the same time, maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, our investment policy allows us to maintain a portfolio of cash equivalents and short term investments in a variety of securities including money market funds and corporate debt securities. Due to the short term nature of our investments, we believe we have no material exposure to interest rate risk.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
CardioNet, Inc.

        We have audited the accompanying consolidated balance sheets of CardioNet, Inc. (the "Company") as of December 31, 2007 and 2008, and the related consolidated statements of operations, redeemable convertible preferred stock and shareholders' (deficit) equity, and cash flows for the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CardioNet, Inc. at December 31, 2007 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      /s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 27, 2009

CARDIONET, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and per share amounts.)

	December 31,
	2007	2008
Assets
Current assets:
Cash and cash equivalents	$18,091	$58,171
Accounts receivable, net of allowance for doubtful accounts of $7,909 and $14,426 at December 31, 2007 and 2008, respectively	22,854	39,334
Due from related parties	143	97
Prepaid expenses and other current assets	287	1,059

Total current assets	41,375	98,661
Property and equipment, net	15,094	18,766
Intangible assets, net	2,807	1,823
Goodwill	41,163	45,999
Other assets	2,601	524

Total assets	$103,040	$165,773

Liabilities and shareholders' (deficit) equity
Current liabilities:
Accounts payable	$3,972	$3,838
Accrued expenses	6,425	10,238
Current portion of debt	1,088	72
Current portion of capital leases	49	49
Deferred revenue	466	461

Total current liabilities	12,000	14,658
Long-term debt, net of current portion	1,655	—
Deferred rent	879	965
Other noncurrent liabilities	69	33

Total liabilities	14,603	15,656
Redeemable convertible preferred stock
Convertible preferred stock—no par value:
Mandatorily redeemable convertible preferred stock 114,883 and 0 shares authorized, 114,839 and 0 shares issued and outstanding at December 31, 2007 and 2008, respectively	115,302	—
Shareholders' (deficit) equity
Series A—1,563,248 and 0 shares authorized, issued, and outstanding as of December 31, 2007 and 2008, respectively	391	—
Series B—4,720,347 and 0 shares authorized; 4,707,847 and 0 shares issued and outstanding as of December 31, 2007 and 2008, respectively	6,904	—
Series C—10,399,011 and 0 shares authorized, issued, and outstanding as of December 31, 2007 and 2008, respectively	36,196	—
Series D—1,000,000 and 0 shares authorized, issued, and outstanding as of December 31, 2007 and 2008, respectively	9,965	—
Common stock—no par value as of December 31, 2007 and $.001 par value as of December 31, 2008; 50,000,000 shares authorized as of December 31, 2007 and 200,000,000 shares authorized as of December 31, 2008; 3,130,054, and 23,477,137 shares issued, outstanding at December 31, 2007 and 2008, respectively	1,399	24
Paid-in capital	—	222,608
Accumulated deficit	(81,720)	(72,515)

Total shareholders' (deficit) equity	(26,865)	150,117

Total liabilities and shareholders' (deficit) equity	$103,040	$165,773

See accompanying notes.

CARDIONET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except shares and per share amounts.)

	Year Ended December 31,
	2006	2007	2008
Revenues:
Net patient service revenues	$33,019	$72,357	$119,764
Other revenues	904	635	690

Total revenues	33,923	72,992	120,454
Cost of revenues	12,701	25,526	39,913

Gross profit	21,222	47,466	80,541
Operating expenses:
Research and development	3,631	3,782	3,999
General and administrative	15,631	27,474	40,860
Sales and marketing	6,448	15,968	21,111
Integration, restructuring and other charges	—	—	4,880

Total operating expenses	25,710	47,224	70,850

(Loss) income from operations	(4,488)	242	9,691
Other income (expense):
Interest income	114	1,621	1,167
Interest expense	(3,271)	(2,221)	(170)

Total other income (expense)	(3,157)	(600)	997

(Loss) income before income taxes	(7,645)	(358)	10,688
Provision for income taxes	—	—	1,483
Net (loss) income	(7,645)	(358)	9,205

Dividends on and accretion of mandatorily redeemable convertible preferred stock	—	(8,346)	(2,597)
Net (loss) income available to common shareholders	$(7,645)	$(8,704)	$6,608

Net (loss) income per common share:
Basic	$(2.63)	$(2.89)	$0.36

Diluted	$(2.63)	$(2.89)	$0.29

Weighted average number of common shares outstanding:
Basic	2,908,360	3,011,699	18,348,594

Diluted	2,908,360	3,011,699	22,658,813

See accompanying notes.

CARDIONET, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND SHAREHOLDERS' (DEFICIT) EQUITY

(In thousands, except shares and per share amounts.)

	Redeemable Convertible Preferred Stock		Shareholders' Equity (Deficit)
	Mandatorily Redeemable Convertible Preferred Stock
			Convertible Preferred Stock
					Common Stock			Notes Receivable From Shareholders			Total Shareholders' Equity (Deficit)
							Paid-in Capital			Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2005	—	—	17,670,106	53,456	2,855,016	1,032	434		(266)	(68,316)	(13,660)
Series D1 preferred stock warrants			—				1,230				1,230
Issuance of common stock and stock options	—	—	—	—	135,026	167	—		—	—	167
Stock repurchased	—	—	—	—	(18,988)	(13)	—		13	—	—
Repayment of shareholder notes receivable	—	—	—	—	—	—	—		29	—	29
Stock based compensation	—	—	—	—	—	—	22		—	—	22
Net loss	—	—	—	—	—	—	—		—	(7,645)	(7,645)

Balance, December 31, 2006	—	—	17,670,106	53,456	2,971,054	1,186	1,686		(224)	(75,961)	(19,857)
Issuance of common stock and stock options	—	—	—	—	7,176	—	153		—	—	153
Exercise of stock options	—	—	—	—	151,824	213	—		—	—	213
Issuance/Repayment of shareholder notes receivable	—	—	—	—	—	—	—		224	—	224
Stock based compensation	—	—	—	—	—	—	779		—	—	779
Issuance of mandatorily redeemable convertible preferred stock and recognition of contingent beneficial conversion	114,839	106,956	—	—	—	—	327		—	—	327
Dividend on and accretion of mandatorily redeemable convertible preferred stock	—	8,346	—	—	—	—	(2,945)		—	(5,401)	(8,346)
Net loss	—	—	—	—	—	—			—	(358)	(358)

Balance, December 31, 2007	114,839	115,302	17,670,106	53,456	3,130,054	1,399	—		—	(81,720)	(26,865)
Issuance/vesting of common stock	—	—	—	—	61,551	—	69		—	—	69
Exercise of stock options and purchase of shares related to the employee stock purchase plan	—	—	—	—	474,989	1	2,538		—	—	2,539
Stock based compensation	—	—	—	—	—	—	3,392		—	—	3,392
Dividend on and accretion of MRCPS	—	2,597	—	—	—	—	(2,597)		—	—	(2,597)
Conversion of MRCPS to common stock	(114,839)	(117,899)	—	—	7,680,902	8	117,891		—	—	117,899
Conversion of Convertible Preferred Stock	—	—	(17,670,106)	(53,456)	8,835,042	(1,387)	54,843		—	—	—
Proceeds from IPO (net of underwriter commissions)	—	—	—	—	3,000,000	3	46,472		—	—	46,475
Exercise of warrants	—	—	—	—	294,599	—	—		—	—	—
Net income	—	—	—	—	—	—	—		—	9,205	9,205

Balance December 31, 2008	—	$—	—	$—	23,477,137	$24	$222,608	$		$(72,515)	$150,117

See accompany notes.

CARDIONET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except shares and per share amounts.)

	Year Ended December 31,
	2006	2007	2008
Operating activities
Net (loss) income	$(7,645)	$(358)	$9,205
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	2,656	3,750	7,709
Loss on the disposal of property & equipment	14	50	423
(Decrease) increase in deferred rent	(192)	450	86
Provision for doubtful accounts	4,195	8,077	13,253
Common stock and stock options issued for services	—	153	—
Accretion of debt discount, including recognition of contingent beneficial conversion	931	677	—
Stock-based compensation	22	779	3,392
Amortization of intangibles	—	799	984
Changes in operating assets and liabilities:
Accounts receivable	(5,555)	(15,124)	(29,733)
Due from related parties	(196)	155	46
Prepaid expenses and other current assets	194	223	(772)
Other assets	37	(1,988)	2,077
Accounts payable	304	1,373	(134)
Accrued liabilities	2,428	929	3,813
Other noncurrent liabilities	(106)	(182)	(41)

Net cash (used in) provided by operating activities	(2,913)	(237)	10,308
Investing activities
Purchases of property and equipment	(914)	(13,051)	(11,804)
Investment in subsidiary, net of cash acquired	—	(45,907)	(4,836)

Net cash used in investing activities	(914)	(58,958)	(16,640)
Financing activities
Net proceeds from issuance of mandatorily redeemable convertible preferred stock	—	102,117	—
Proceeds from issuance of common stock	168	68	46,475
Proceeds from the exercise of employee stock options and employee stock purchase plan contributions	—	—	2,539
Proceeds from issuance of debt	5,131	373	500
Repayment of debt	(349)	(29,551)	(3,171)
Payments received on shareholder notes	28	370	69

Net cash provided by financing activities	4,978	73,377	46,412

Net increase in cash and cash equivalents	1,151	14,182	40,080
Cash and cash equivalents—beginning of period	2,758	3,909	18,091

Cash and cash equivalents—end of period	$3,909	$18,091	$58,171

Supplemental disclosure of cash flow information
Cash paid for interest	$1,782	$3,526	$386

Supplemental disclosure for noncash financing activities
Mandatorily redeemable convertible preferred stock issued as consideration for PDSHeart, Inc. acquisition	—	1,456	—
Noncash dividends paid on mandatorily redeemable convertible preferred stock	—	—	2,597
Mandatorily redeemable convertible preferred stock converted to common stock related to the initial public offering	—	—	117,899
Convertible preferred stock converted to common stock in connection with the initial public offering	—	—	53,456
Deferral of interest payment on long term debt	$1,401	$—	$—

See accompanying notes.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2007 and 2008

(In thousands, except shares and per share amounts.)

1. Organization and Description of Business

        CardioNet, Inc. (the Company), a Delaware corporation, provides ambulatory, continuous, real-time outpatient management solutions for monitoring relevant and timely clinical information regarding an individual's health. The Company was incorporated in the state of California in March 1994, but did not begin developing its product platform until April 2000. Beginning in April 2000, the Company spent seven years developing a proprietary integrated patient management platform that incorporates a wireless data transmission network, internally developed software, FDA-cleared algorithms and medical devices and a 24-hour digital monitoring service center. The Company is initially focused on the diagnosis and monitoring of cardiac arrhythmias, or heart rhythm disorders, through its core Mobile Cardiac Outpatient Telemetry™ (MCOT™), event and Holter services. In September 1999, the Company began its focus on helping physicians more rapidly diagnose and more effectively manage therapy for patients with cardiovascular disease. In February 2002, the Company received FDA 510(k) clearance for the first and second generation of its core MCOT devices which automatically detect cardiac rhythm problems and transmit ECG data to a center which was opened in Conshohocken, Pennsylvania in July 2002. In December 2007, we released our third generation of MCOT monitoring devices (referred to as "C3"), running concurrently with our second generation of CardioNet monitoring devices ("C2"). The C3 generation of devices build upon our current technology by allowing for expanded wireless transmitting capabilities and improved user interface characteristics. The CardioNet Monitoring Center provides analysis and response for all incoming ECG data. Currently, the Company provides all cardiac arrhythmia monitoring services for MCOT at this location. The Company receives reimbursement for services provided to patients from Medicare and other third-party payors. The Company re-incorporated in Delaware in 2008.

        On March 8, 2007, the Company acquired PDSHeart, Inc. ("PDSHeart"), a leading cardiac monitoring company, for an aggregate of $51.6 million plus the assumption of $5.2 million in debt. In addition to the $51.6 million consideration, the Company agreed to pay PDSHeart shareholders $5.0 million of contingent consideration in the event of a qualifying liquidation event, including a public offering or acquisition. The Company's initial public offering was consummated on March 25, 2008 and, accordingly, the purchase price for the PDSHeart acquisition has been adjusted to $56.6 million to reflect this payment. PDSHeart, now a wholly-owned subsidiary of CardioNet, provides event monitoring, Holter monitoring and pacemaker monitoring services in 48 states, primarily in the southeast. The acquisition has broadened the Company's geographic coverage and expanded the service offering to include the complete range of cardiac monitoring services. See Note 3.

        On February 25, 2008, the Board of Directors of the Company, subject to stockholder approval, approved a reverse stock split of the Company's common stock at a ratio of one share for every two shares previously held. On March 5, 2008, the stockholders of the Company approved the reverse stock split and the reverse stock split became effective. All common stock share and per-share data included in these consolidated financial statements reflect the reverse stock split.

        On March 25, 2008, the Company completed its initial public offering generating net proceeds to the Company of approximately $46.7 million, after deducting underwriter commissions and offering expenses. Upon the closing of the Company's initial public offering, all outstanding shares of the Company's mandatorily redeemable convertible preferred stock and convertible preferred stock

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2006, 2007 and 2008

(In thousands, except shares and per share amounts.)

1. Organization and Description of Business (Continued)

converted into shares of common stock. Therefore, at December 31, 2008, the Company had no shares of preferred stock outstanding.

        On August 6, 2008, an underwritten secondary public offering of shares of common stock held by certain of the Company's existing stockholders was completed. The Company did not issue any shares and received no proceeds in connection with such offering. The Company incurred approximately $0.9 million in offering expenses on behalf of the selling stockholders. These expenses were incurred in accordance with the Company's obligations under a registration rights agreement with the selling stockholders.

2. Summary of Significant Accounting Policies

  Principals of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

  Cash and Cash Equivalents

        Cash and cash equivalents include various deposits with financial institutions in checking and short-term money market accounts. The Company considers all highly liquid investments with initial maturity dates of three months or less to be cash or cash equivalents.

  Accounts Receivable and Allowance for Bad Debt

        Accounts receivable consist of amounts due to the Company from third party payors and patients as a result of the Company's normal business activities. Accounts receivable are reported in the balance sheets at their estimated net realizable value, which approximates outstanding amounts, less an allowance for bad debts. The Company provides an allowance for bad debt for estimated losses resulting from the unwillingness of third party payors, physicians or patients to make payment for services. The Company estimates the allowance for bad debt based upon historical collections experience and an established allowance percentage of our accounts receivable by aging category. Uncollectible account balances are written off against the allowance after all means of collections have been exhausted and the potential for recovery is considered remote. Expenses for doubtful accounts are included in general and administrative expense in the accompanying consolidated statements of operations. We believe adequate provision has been made for any uncollectible amounts for billed

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2006, 2007 and 2008

(In thousands, except shares and per share amounts.)

2. Summary of Significant Accounting Policies (Continued)

receivables. For the year ended December 31, 2008, we incurred additional general and administrative expenses of $4,283 related to a change in our estimate of allowance for doubtful accounts based on prior year accounts receivable collection experience. The impact on basic and diluted earnings per share for the year ended December 31, 2008 was $(0.23) and $(0.19), respectively.

  Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high quality financial institutions to mitigate this risk. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company records an allowance for doubtful accounts when it becomes probable and estimable that a receivable will not be collected. Past-due amounts are written off against the allowance for doubtful accounts when collections are deemed unlikely and all collection efforts have ceased.

        At December 31, 2006, 2007 and 2008, one customer accounted for 13%, 12% and 23%, respectively, of our accounts receivable.

  Property and Equipment

        Property and equipment is recorded at cost. Depreciation is provided over the estimated useful life of each class of depreciable assets (generally 2-5 years), and is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated asset life or term of the lease. Repairs and maintenance costs are charged to expense as incurred.

  Impairment of Long-Lived Assets

        The Company periodically evaluates the recoverability of the carrying value of its long-lived assets based on the criteria established in Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and the undiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of the expected future cash flows is less than the assets' carrying value. No such impairment losses have been recognized to date.

  Goodwill and Acquired Intangible Assets

        In March 2007, the Company recorded goodwill and acquired intangible assets under the purchase method of accounting in connection with the acquisition of the assets of PDSHeart. Refer to Note 3 for additional discussion. Acquired intangible assets consist of trade name, customer relationships and non-compete agreements. The Company amortizes acquired intangible assets over their estimated useful lives on a straight-line basis.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2006, 2007 and 2008

(In thousands, except shares and per share amounts.)

2. Summary of Significant Accounting Policies (Continued)

        Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of the acquired business. The Company accounts for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). Under SFAS 142, goodwill and intangible assets which have indefinite lives are not amortized but instead are tested for impairment annually or more frequently if changes in circumstances or occurrence of events indicate possible impairment.

        Pursuant to SFAS 142, the Company performs an annual impairment test for goodwill. If the carrying value of the Company's goodwill exceeds its fair value, any excess of the carrying value over the implied fair value will be recorded as an impairment loss.

  Revenue Recognition

        The Company recognizes patient service revenue from four different services, which are MCOT event, Holter and pacemaker monitoring services. Our largest source of revenue is MCOT services for which we recognize revenue as the monitoring service is provided. For event monitoring services, revenue is recognized over the monitoring period, typically 30 days, on a straight-line basis. For monitoring services related to Holters and pacemakers, revenue is recognized as the service is provided.

        MCOT monitors and Holter monitors are shipped to the patient from the service center after the patient agrees to be monitored. Included in this shipment is a prepaid return shipment mailer so when the patient monitoring is complete, the monitor can be returned to CardioNet and ultimately sent to another patient. Holter monitors are provided by the physician's office and returned by the patient to the physician's office. There is no separate fee charged for the use of our MCOT monitoring device, as the fee we charge for our services is inclusive of the monitor device cost. Event monitors are retained at physicians' offices, and provided to the patient when services are prescribed. The devices are returned directly to the physician.

        Revenue is reported at the estimated net realizable amounts from commercial payors, physicians, patients and Medicare for services rendered. Payment arrangements for MCOT services include per diem (per day) and case rate payments, which is a fixed payment amount for the patient monitoring period. Payment arrangements for event, Holter and pacemaker services are generally reimbursed on a per test basis. Revenue from commercial payors is recognized based on the negotiated contractual rate or upon historical or estimated payment patterns. The Company estimates from history and or experience the amount of revenue to be received for each claim filed. The Compnay bases its estimates, which require our management to exercise judgment, on historical results, which are limited, according to the type of service and specifics of each arrangement. Payments from the Medicare and Medicaid program are based on reimbursement rates set by governmental authorities, which may fluctuate. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Management believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing.

        For the years ended December 31, 2006, 2007 and 2008, the Company recognized revenue from Medicare of 31%, 30% and 33%, respectively.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2006, 2007 and 2008

(In thousands, except shares and per share amounts.)

2. Summary of Significant Accounting Policies (Continued)

        Other revenue, consisting mainly of information technology services provided to an affiliate of a stockholder, is recognized as the services are provided.

  Advertising Costs

        Advertising costs are charged to expense as incurred. For the years ended December 31, 2006, 2007 and 2008, the Company incurred advertising costs of $76, $333 and $452, respectively.

  Research and Development Costs

        Research and development costs are charged to expense as incurred.

  Net (Loss) Income Attributable to Common Shareholders

        The Company computes net (loss) income per share in accordance with SFAS No. 128, Earnings Per Share (SFAS 128). Under SFAS 128, basic net (loss) income per share is computed by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the "treasury stock" and/or "if converted" methods as applicable.

        The following summarizes the potential outstanding common stock of the Company as of the end of each period:

	December 31, 2006	December 31, 2007	December 31, 2008
Convertible preferred stock (A,B,C,D)	8,835,042	8,835,042	—
Mandatorily redeemable convertible preferred stock	—	4,784,958	—
Series B warrants	6,250	6,250	6,250
Series D1 warrants	—	482,090	—
Employee stock purchase plan estimated share options outstanding as of December 31, 2008	—	—	9,889
Common stock options outstanding	764,828	1,641,614	1,635,205
Common stock options available for grant	3,679	617,518	340,935
Common stock held by certain employees and unvested	—	103,292	41,718
Common stock	2,971,054	3,130,054	23,477,137

Total	12,580,853	19,600,818	25,513,256

        Basic net (loss) income per share is computed by dividing net loss by the weighted average number of fully vested common shares outstanding during the period. Diluted net loss per share is computed by

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2006, 2007 and 2008

(In thousands, except shares and per share amounts.)

2. Summary of Significant Accounting Policies (Continued)

giving effect to all potential dilutive common shares, including stock options, warrants and convertible preferred stock.

        The following table presents the calculation of historical basic and diluted net loss per share:

	Year Ended December 31,
	2006	2007	2008
	(in thousands, except per share amounts)
Numerator:
Net (loss) income applicable to common stockholders	$(7,645)	$(8,704)	$6,608
Denominator:
Weighted average common shares outstanding—Basic	2,908,360	3,011,699	18,348,594
Dilutive effect of the Company's employee compensation plans	—	—	4,310,219

Weighted average shares used in computing diluted net loss per share	2,908,360	3,011,699	22,658,813

Basic net (loss) income per share	$(2.63)	$(2.89)	$0.36
Diluted net (loss) income per share	$(2.63)	$(2.89)	$0.29

        If the outstanding options, warrants, and preferred stock were exercised or converted into common stock, the result would be anti-dilutive for the years ended December 31, 2006 and 2007. Accordingly, basic and diluted net loss attributable to common stockholders per share are identical for these periods presented in the accompanying consolidated statements of operations.

  Stock-Based Compensation

        In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123R), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R requires that an entity measure the cost of equity-based service awards based on the grant-date fair value of the award and recognize the cost of such awards over the period during which the employee is required to provide service in exchange for the award (the vesting period). SFAS 123R requires that an entity measure the cost of liability-based service awards based on current fair value that is remeasured subsequently at each reporting date through the settlement date. The Company adopted this new standard effective January 1, 2006, under the modified prospective method, which requires the Company to recognize share-based compensation expense in the statements of operations for any new grants and modifications made after the date of adoption. The Company accounts for equity awards issued to non-employees in accordance with EITF No. 96-18, Accounting for Equity Investments that are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services (EITF 96-18).

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2006, 2007 and 2008

(In thousands, except shares and per share amounts.)

2. Summary of Significant Accounting Policies (Continued)

        The Company estimated and has taken responsibility for the assumptions used in valuing its common stock. During 2006, 2007, and the period in 2008 prior to the Company's IPO, the valuation methodology utilized relied primarily on the "income approach" to estimate enterprise value. The income approach involves projecting future cash flows and discounting them to present value using a discount rate based on a risk adjusted weighted average cost of capital of comparable companies. The projection of future cash flows and the determination of an appropriate discount rate involve a significant level of judgment. In order to allocate the enterprise value to the various securities that comprise the Company's capital structure, the option pricing method was used.

  Income Taxes

        The Company utilizes the liability method of accounting for income taxes as prescribed by SFAS No. 109 Accounting for Income Taxes (SFAS 109). Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which prescribes detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with SFAS 109. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company's financial statements.

  Certain Significant Risks and Uncertainties

        Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable balances. Cash and cash equivalents consist primarily of cash in bank accounts. Accounts receivable consist of amounts due to the Company from its normal business activities. The Company performs ongoing credit evaluations of its customers' financial condition and if applicable maintains an allowance for potential credit losses.

        The Company participates in a dynamic high-technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position, results of operations, or cash flows; ability to obtain future financing; advances and trends in new technologies; competitive pressures; supplier instability; changes in overall demand for the products offered by the Company; acceptance of the Company's products; ability to obtain satisfactory agreements with payors for reimbursement for services; litigation or claims against the Company based on intellectual property, patent, regulatory, and other factors; and the Company's ability to attract and retain employees necessary to support its growth.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2006, 2007 and 2008

(In thousands, except shares and per share amounts.)

2. Summary of Significant Accounting Policies (Continued)

  Segment information

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information about those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise about which separate financial information is available for evaluation by the chief operating decisions maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages it business as one operating segment.

  New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company adopted SFAS 157 on January 1, 2008 and it did not have a material effect on the consolidated financial statements. In accordance with FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, the Company will defer the adoption of SFAS 157 for its nonfinancial assets and nonfinancial liabilities, except where terms recognized or disclosed at fair value on an annual or more frequently occurring basis, until January 1, 2009.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose fair value measurement for many financial instruments and certain other items as of specified election dates. Business entities will thereafter report in earnings the unrealized gains and losses on items for which the fair value option has been chosen. The fair value option may be applied instrument by instrument but may not be applied to portions of instruments and is irrevocable unless a new elections date occurs. SFAS 159 is effective for the Company beginning January 1, 2008. The Company did not elect the fair value option of SFAS 159 and thus, the adoption of SFAS 159 had no impact on the company.

        In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS 141R) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 151 (SFAS 160). SFAS 141R establishes new principles and requirements for accounting for business combinations, including recognition and measurement of identifiable assets acquired, goodwill acquired, liabilities assumed, and noncontrolling financial interests. SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141R and SFAS 160 are required to be adopted simultaneously and are effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 141R is expected to impact how the Company will identify, negotiate, and value future acquisitions and, depending on the

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2006, 2007 and 2008

(In thousands, except shares and per share amounts.)

2. Summary of Significant Accounting Policies (Continued)

magnitude, could have material impact on how an acquisition will affect the Company's consolidated financial statements. SFAS 160 is not expected to have a material effect on the Company's consolidated financial statements as the Company does not currently have a noncontrolling interest in a subsidiary.

3. Acquisition—PDSHeart, Inc.

        On March 8, 2007, the Company acquired all of the outstanding capital stock of PDSHeart for an aggregate purchase price of $51,595. The Company agreed to pay PDSHeart shareholders $5.0 million of contingent consideration in the event of a qualifying liquidation event, including a public offering or acquisition. The Company's initial public offering was consummated on March 25, 2008 and, accordingly, the purchase price for the PDSHeart acquisition has been adjusted to $56,595 million to reflect this payment.

        The acquisition has been included within the consolidated results of operations from March 8, 2007. A significant portion of the purchase price has been allocated to goodwill. The most significant reason is that 75% of PDSHeart revenues are received as patient reimbursement from medical insurers and Medicare; however the patients are the customers as they determine the economic relationship. There is no long-term intangible asset associated with these patients so no value was assigned to this revenue stream.

        The intangible assets with definite lives are being amortized on a straight-line basis over lives ranging from two to six years.

        The pro forma effect of this acquisition on the Company's historical results for the two years ended December 31, 2006 and 2007 as if the transaction had occurred January 1, 2006 are presented in the following table:

	December 31,
	2006	2007
Revenues	$54,775	$77,061
Operating (loss) income	(3,041)	377
Net loss available to common shareholders	(7,022)	(8,606)
Basic net loss per share	$(2.41)	$(2.86)

        In connection with the acquisition of PDSHeart, the Company initiated exit plans for acquired activities that are redundant to the Company's existing operations. The plan includes the closure of a facility and the elimination of 35 positions in the areas of sales, finance, service and management. In connection with the plan, the Company has established reserves of $510 included in the purchase price allocation. As of December 31, 2008, all of the positions had been eliminated and the Company vacated the facility. The reserve is included in accrued liabilities in the accompanying consolidated balance sheets.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2006, 2007 and 2008

(In thousands, except shares and per share amounts.)

3. Acquisition—PDSHeart, Inc. (Continued)

        A summary of the reserve activity related to the PDSHeart acquisition-related integration plan as of December 31, 2008 is as follows (in thousands):

	Initial Reserves Recorded in Purchase Accounting	Payments/Adjustments through December 31, 2008	Balance as of December 31, 2008
Severance and employee related costs	$366	$366	$—
Rent abandonment	$144	$76	$68

Total:	$510	$442	$68

        Additionally, the Company incurred expenses of $977 for the year ended December 31, 2008 to integrate these functions, and expects to incur no additional cost. There is no reserve remaining for post-acquisition integration costs as of December 31, 2008. Post-acquisition integration costs included severance and employee related costs, IT costs, and other administrative costs to complete the integration activities. These costs were expensed as incurred in accordance with the SFAS No. 146, Accounting for Exit or Disposal Activities (SFAS 146), and are included in Integration, restructuring, and other charges.

4. Goodwill and Intangible Assets

        The carrying amount of goodwill was recognized at the time of the PDSHeart acquisition in 2007 and is not amortized. In March 2008, in connection with our initial public offering, we made a contingent payment, net of administrative costs, to PDSHeart shareholders in the amount of $4,863 that increased the carrying value of goodwill. The carrying amount of goodwill as of December 31, 2007 and 2008 is $41,163 and $45,999, respectively.

        The gross carrying amounts and accumulated amortization of the Company's intangible assets as of December 31, 2008 is as follows:

		December 31,
	Estimated Useful Life (Years)
		2007	2008
Trade name	3	$1,810	$1,810
Customer relationships	6	1,551	1,551
Non-compete agreements	2	245	245

Total intangible assets, gross		3,606	3,606
Less accumulated amortization		(799)	(1,783)

Total intangible assets, net		$2,807	$1,823

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2006, 2007 and 2008

(In thousands, except shares and per share amounts.)

4. Goodwill and Intangible Assets (Continued)

        The estimated amortization expense for the next five years is summarized as follows at December 31, 2008:

2009	$885
2010	372
2011	259
2012	259
2013	48

$1,823

        There was no amortization expense incurred for the year ended December 31, 2006. Amortization expense for the years ending December 31, 2007 and 2008 was $799 and $984, respectively.

5. Property and Equipment

        Property and equipment consists of the following:

		December 31,
	Estimated Useful Life (Years)
		2007	2008
Cardiac monitoring devices and device parts and components	2-5	$34,003	$42,133
Computers and purchased software	3-5	5,928	6,861
Equipment, tools and molds	3	1,301	1,414
Furniture and fixtures	3	1,001	1,246
Leasehold improvements	Life of lease	780	1,315

Total property and equipment, at cost		43,014	52,969
Less accumulated depreciation		(27,919)	(34,203)

Total property and equipment, net		$15,094	$18,766

        Depreciation expense associated with property and equipment was $2,656, $3,750 and $7,709 for the years ended December 31, 2006, 2007 and 2008, respectively.

        In October 2008, the Company changed the estimated useful life of its C3 medical devices from two to three years. When the C3 generation of devices was initially launched in 2007, the Company estimated the useful life to be two years, consistent with the C2 generation of devices. The Company performed an analysis based on accumulated field performance data, and concluded that due to superior product innovation and low failure rates, the estimated useful life is approximately three years. The change in estimate is accounted for prospectively, with the remaining net book value of the C3 devices being depreciated over the remaining useful life. The change in estimate resulted in higher pre-tax income of $426 for the year ended December 31, 2008, and resulted in higher net income of $367. The impact on basic and diluted earnings per share for the year ended December 31, 2008 was $(0.02).

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2006, 2007 and 2008

(In thousands, except shares and per share amounts.)

6. Accrued Expenses

        Accrued expenses consisted of the following:

	December 31,
	2007	2008
Accrued purchases	$1,840	$890
Accrued compensation	3,070	5,996
Accrued professional fees	655	499
Accrued interest payable	20	—
Current portion of exit costs liability	189
San Diego restructuring costs	—	775
PDSHeart purchase accounting liability	510	68
Accrued income taxes	—	1,463
Other	141	547

	$6,425	$10,238

7. Integration, Restructuring and Other Charges

        For the year ended December 31, 2008, we incurred expenses related to restructuring, integration and other activities. A summary of these expenses is as follows:

PDSHeart integration	$977
San Diego restructuring	976
Legal settlement	950
Secondary offering expenses	942
Conshohocken fire	(85)
Other	1,120

$4,880

  PDSHeart Integration

        Please see Note 3 for discussion on PDSHeart integration costs.

  San Diego Restructuring

        During the first quarter of 2008, the Company initiated plans to consolidate its Finance and Human Resource functions in Pennsylvania. This plan involved the elimination of 7 positions in San Diego. The Company incurred expenses of $976 for the year ended December 31, 2008 to consolidate these functions. The integration was substantially completed as of December 31, 2008. These costs were expensed as incurred in accordance with the SFAS 146.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2006, 2007 and 2008

(In thousands, except shares and per share amounts.)

7. Integration, Restructuring and Other Charges (Continued)

        A summary of the reserve activity related to the San Diego restructuring plan as of December 31, 2008 is as follows:

	Initial Reserve Recorded	Payments through December 31, 2008	Additional reserves through December 31, 2008	Balance as of December 31, 2008
Severance and employee related costs	$662	388	501	775

  Conshohocken Fire

        In August 2008, the Company's corporate headquarters were affected by a fire at an adjacent construction site. The fire caused water and electrical damage in one corner of the Company's building. The Company's patient monitoring services were not interrupted. Costs of $485 were incurred through December 31, 2008, including $220 of newly acquired fixed assets that have been capitalized as of the balance sheet date, $53 of fixed asset impairments, and $212 of out of pocket costs.

        The Company's insurance policy covers all out of pocket costs and damaged fixed assets at replacement value, and as such, the Company does not expect to incur a loss as a result of the fire damage. As of December 31, 2008, the Company recognized a gain of $85 for insurance proceeds received to date in excess of accrued costs. We expect to receive additional insurance proceeds to cover the replacement cost damaged assets. As of December 31, 2008, we cannot estimate the amount of gain or loss that would be associated with the final insurance settlement, and any additional proceeds will be recognized when cash is received.

  Legal Settlement, and Secondary Offering Expenses

        In May 2008, the Company settled an intellectual property dispute with LifeWatch Corp., where both sides agreed to dismiss all claims pending in the lawsuit. We incurred legal fees of $950 for the year ended December 31, 2008.

        On August 6, 2008, we offered shares of our common stock through a secondary offering. We incurred expenses of $942 in connection with the offering. The secondary offering is more fully discussed in Note 1.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2006, 2007 and 2008

(In thousands, except shares and per share amounts.)

8. Long-Term Debt

        Long-term debt consists of the following as of December 31, 2007 and 2008:

	December 31,
	2007	2008
Term loan	$2,583	$—
Note payable to third party payor	160	72

Total	2,743	72
Less current portion	(1,088)	(72)

Long-term portion	$1,655	$—

  Term Loan and Revolving Line of Credit

        On July 3, 2006, the Company entered into a loan and security agreement with a bank that provided for a revolving line of credit and a term loan. As of December 31, 2007, there were no borrowings outstanding under the revolving line of credit. The interest rate on amounts outstanding on the revolving line of credit is equal to the bank's prime rate plus 0.5%. The line of credit matured on July 1, 2008 and was not renewed. At the maturity date, all principal and interest accrued under the revolving line of credit was paid in full. On July 3, 2006, the Company borrowed $3,000 under a term loan with the same bank. Interest-only payments were required through July 2007. Beginning in August 2007, the term loan was repayable in thirty-six equal installments of principal, plus monthly payments of accrued interest. The revolving line of credit and the term loan were secured by substantially all of the Company's assets. The interest rate on the term loan was fixed at 8.63%. In April, 2008 the Company repaid the entire term loan including accrued interest.

  Note Payable to Third Party Payor

        On September 14, 2006, the Company entered into a non-interest bearing promissory note of $300 with a third party payor. The promissory note matures in September 2009, and is payable in equal monthly installments.

9. Mandatorily Redeemable Convertible Preferred Stock and Shareholders' Equity (Deficit)

  Mandatorily Redeemable Convertible Preferred Stock

        In March 2007, the Company sold 110,000 shares of its mandatorily redeemable convertible preferred stock, or MRCPS, which generated net proceeds to the Company of $102,119 ($110,000 less offering costs of $7,881). The Company also issued 3,383 shares of MRCPS upon conversion of an outstanding bridge loan and 1,456 shares as consideration to a major shareholder of PDSHeart as consideration in the PDSHeart acquisition. Accrued dividends were $6,100 million at March 25, 2008. The MRCPS original purchase price plus accrued dividends were converted to common shares on March 25, 2008 in connection with the Company's initial public offering.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2006, 2007 and 2008

(In thousands, except shares and per share amounts.)

9. Mandatorily Redeemable Convertible Preferred Stock and Shareholders' Equity (Deficit) (Continued)

  Series A, B, C and D Convertible Preferred Stock

        From 1999 to 2004, the Company issued convertible preferred stock which generated net proceeds to the company of $53,500. All Series A, B, C and D preferred stock converted to common stock on March 25, 2008 in connection with the Company's initial public offering.

  Preferred Stock Warrants

        In connection with a borrowing arrangement provided by a bank, the Company issued a warrant in August of 2000 to purchase 12,500 shares of Series B preferred stock at a price of $1.47 per share. In February 2008, the Board of Directors approved a 2:1 reverse stock split reducing the warrant to 6,250 shares for a purchase price of $2.94 per share. In connection with the initial public offering in March 2008, all outstanding preferred stock was converted to common stock, and the warrants to purchase Series B preferred stock automatically reverted to a warrant to purchase common stock. The warrant may be exercised at any time on or before August 9, 2010.

        In 2005 and 2006, the Company issued 964,189 warrants to purchase shares of its preferred stock at a price of $3.50 per share to the participants in certain bridge financing transactions and to a stockholder in connection with entering into the Amended and Restated Subordinated Promissory Note with a stockholder. As a result of the MRCPS financing the warrants became exercisable for shares of the Company's Series D-1 preferred stock. The warrants were automatically net exercised for common stock on March 25, 2008 in connection with the Company's initial public offering.

  Common Stock

        As of December 31, 2007 and 2008, the Company was authorized to issue 50,000 and 200,000 of common stock, respectively. As of December 31, 2007 and 2008, the Company had 3,130 and 23,477, outstanding, respectively. In March 2008, the Company completed its initial public offering in which we sold and issued 3,000 shares of common stock at an issue price of $18.00 per share. The Company raised proceeds of $46,700, net of underwriting and offering costs.

  Common Stock Issued for Services

        No common stock was issued to non-employees for services during the year ended December 31, 2006 and 2008. During the year ended December 31, 2007, the Company issued common stock to non employees for services. The estimated fair value of the shares issued of $153 was recognized as an expense in the accompanying statements of operation for the year ended December 31, 2007.

        The Company estimated the fair value of its common stock for the years ended December 31, 2006 and 2007, and for the year-to-date period ended March 18, 2008, the day prior to our initial public offering. In the absence of a public trading market, our stock price was determined by our board of directors in good faith based upon consideration of a number of objective and subjective factors. The approach we used was consistent with the methods outlined in the AICPA Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Based on our assessment, we

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2006, 2007 and 2008

(In thousands, except shares and per share amounts.)

9. Mandatorily Redeemable Convertible Preferred Stock and Shareholders' Equity (Deficit) (Continued)

concluded that the fair value of our common stock ranged from $1.62 to $18.30 per share for the periods prior to our initial public offering.

        Valuation models require the input of highly subjective assumptions. Prior to the Company's initial public offering, its common stock had characteristics significantly different from that of publicly traded common stock. Because changes in the subjective input assumptions could have materially affected the fair value estimate, in management's opinion, the models employed prior to the initial public offering do not necessarily provide a reliable single measure of the fair value of our common stock.

        As of December 31, 2006, 2007 and 2008, the Company has reserved shares of common stock for issuance as follows:

	December 31,
	2006	2007	2008
Conversion of outstanding preferred stock	8,835,042	8,835,042	—
Exercise of options available and grants of awards under equity plans	1,800,000	3,550,000	1,976,140
Conversion of preferred stock issuable under outstanding preferred stock warrant	6,250	488,340	6,250
Conversion of mandatorily redeemable convertible preferred stock	—	4,784,958	—

	10,641,292	17,658,340	1,982,390

  Stock Based Compensation

  2008 Equity Incentive Plan

        The Company's 2008 Equity Incentive Plan (the 2008 Option Plan) was effective as of March 18, 2008. On that date, the Company began granting options to purchase shares of common stock to employees, executives, directors and consultants. Under the terms of the 2008 Option Plan, all available shares in the 2003 Option Plan's share reserve automatically roll into the 2008 Option Plan. Any cancellations or forfeitures of granted options under the 2003 Option Plan also automatically roll into the 2008 Option Plan. Beginning on January 1, 2009, the number of options available to be granted under the plan will increase by the lesser of 4% of the total number of common shares outstanding or 1,500,000 shares.

        Options granted under the 2008 Option Plan have exercise prices not less than the fair market value at the date of grant and have an expiration date of no greater than ten years from the date of grant. There is no vesting schedule provided in the 2008 Option Plan, and vesting is determined by the Board of Directors on the date of grant. However, the Company's practice is to follow a four year vesting schedule such that 25% of the granted options vest on the anniversary date of grant, and the remaining options granted vest ratably over 36 months. No options have been granted with vesting schedules that differ from Company practice.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2006, 2007 and 2008

(In thousands, except shares and per share amounts.)

9. Mandatorily Redeemable Convertible Preferred Stock and Shareholders' Equity (Deficit) (Continued)

  2008 Non-employee Directors' Stock Option Plan

        The Company's 2008 Non-employee Directors' Stock Option Plan (the Directors' Plan) was effective as of March 18, 2008. Beginning on that date, all directors elected for the first time to the Board of Directors receive a fixed number of options. On the date of the annual meeting, and when directors are elected to a committee or a chair position of a committee, they will also receive a fixed number of options. grant equal to a fixed number of options per the Directors' Plan. Options granted under the Directors' Plan have exercise prices not less than the fair market value at the date of grant, and have an expiration date of no greater than ten years from the date of grant. Initial and committee and committee chair grants vest 33% on the first anniversary date of grant, and the balance vests ratably over 24 months. Annual grants vest ratably over 12 months from the date of grant.

  2003 Equity Incentive Plan

        As of March 18, 2008 the Company was no longer entitled to grant options to purchase shares of common stock to employees, executives, directors and consultants under the Company's 2003 Equity Incentive Plan (the 2003 Option Plan), Options granted under the 2003 Option Plan have exercise prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for nonstatutory options. The options generally expire ten years from the date of grant and generally vest 25% twelve months from the date of grant, and ratably over the next 36 months thereafter.

        The 2003 Option Plan allows for employees to early exercise options on the first anniversary date of employment, regardless of the vested status of granted options. If an employee terminates prior to fully vesting in options that have been early exercised, the Company repurchases the common stock associated with unvested options at the original exercise price.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2006, 2007 and 2008

(In thousands, except shares and per share amounts.)

9. Mandatorily Redeemable Convertible Preferred Stock and Shareholders' Equity (Deficit) (Continued)

        Option activity under all stock option plans is summarized as follows for the years ended December 31, 2006, 2007 and 2008:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance—December 31, 2005	206,777	677,768	$1.34
Additional shares authorized for grant	—	—	—
Granted	(451,325)	451,325	$1.62
Canceled	229,239	(229,239)	$1.46
Repurchased	18,988	—	$0.70
Exercised	—	(135,026)	$1.24

Balance—December 31, 2006	3,679	764,828	$1.48
Additional shares authorized for grant	1,750,000	—	—
Granted	(1,756,914)	1,756,914	$6.58
Canceled	620,753	(620,753)	$2.48
Exercised	—	(259,375)	$1.84

Balance—December 31, 2007	617,518	1,641,614	$6.38
Additional shares authorized for grant	142,500	—	—
Granted	(793,217)	793,217	$22.11
Canceled	374,134	(374,134)	$7.31
Exercised	—	(425,492)	4.22

Balance—December 31, 2008	340,935	1,635,205	$13.67

        A summary of total outstanding stock options as of December 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.70 - $7.20	450,936	8.28	$5.86	450,936	$5.86
$7.21 - $18.30	698,977	8.98	10.10	698,977	10.10
$18.31 - $28.16	250,292	9.55	26.84	215,151	27.20
$28.17 - $31.18	235,000	9.57	30.08	190,000	29.85

$0.70 - $31.18	1,635,205	8.96	14.36	1,555,064	1.77

        The total intrinsic value of options exercised for the years ended December 31, 2006, 2007, and 2008 was $0, $116, and $8,771.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2006, 2007 and 2008

(In thousands, except shares and per share amounts.)

9. Mandatorily Redeemable Convertible Preferred Stock and Shareholders' Equity (Deficit) (Continued)

        The following is additional information regarding options outstanding:

	December 31,
	2006	2007	2008
Range of exercise price (per option)	$0.30 - $1.96	$0.70 - $9.50	$0.70 - $31.18
Weighted average remaining contractual life (years)	8.94	9.28	8.96

        The Company's income before income taxes for the years ended December 31, 2006, 2007 and 2008 was $22, $779 and $3,358 lower, respectively, and the Company's after-tax net income for years ended December 31, 2006, 2007 and 2008 was $22, $779 and $2,891 lower, respectively, as a result of stock-based compensation expense incurred. The impact of stock-based compensation expense was $(0.00) and $(0.26) on the basic or diluted earnings per share for the years ended December 31, 2006 and 2007, respectively. For the year ended December 31, 2008, the impact of stock-based compensation expense was $(0.16) and $(0.13) on the basic and diluted earnings per share, respectively.

        Total cash received from the exercise of stock options for the year ended December 31, 2008 was $1,782. The tax benefit realized from the exercise of nonqualified stock options for the year ended December 31, 2008 was $373.

        We estimate the fair value of our share-based award to employees and directors using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. Due to the fact that we are a newly public company, there is limited historical information available to support our estimate of expected volatility required to value our stock-based awards. We, therefore, follow guidance discussed in Staff Accounting Bulletin No. 107 (SAB 107) basing our estimate of expected volatility on the expected volatility of a group of similar entities whose stock prices are publicly available. We will continue to consistently apply this process using the same similar entities until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. Prior to our initial public offering, we estimated the volatility of our stock using a similar method. The expected term represents the period of time that stock-based awards granted are expected to be outstanding. As we have a history of exercise experience for use in the calculation of expected term, we believe our historical experience is the best estimate of our future exercise patterns. Other assumptions used in the Black-Scholes option valuation model include the risk-free interest rate and expected dividend yield. The risk-free interest rate for periods pertaining to the contractual life of each option is based on the U.S. Treasury strip yield of a similar duration in effect at the time of grant. We have never paid, and

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2006, 2007 and 2008

(In thousands, except shares and per share amounts.)

9. Mandatorily Redeemable Convertible Preferred Stock and Shareholders' Equity (Deficit) (Continued)

do not expect to pay, dividends in the foreseeable future. The fair value of our stock-based awards was estimated at the date of grant using the following assumptions:

	Year Ended December 31,
	2006	2007	2008
Expected volatility	50.0%	50.0%	50.0%
Expected term (in years)	6.25	6.25	6.25
Weighted-average risk-free interest rate	4.92%	5.0%	2.6%
Expected dividends	0.0%	0.0%	0.0%
Weighted-average grant date fair value per share	$0.88	$4.00	$12.17

        Based on the Company's historical experience of options that cancel before becoming fully vested, the Company has assumed an annualized forfeiture rate of 15% for all options. Under the true-up provision of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated.

        Based on the above assumptions, the per share weighted average fair value of the options granted under the stock option plan for the years ended December 31, 2006, 2007 and 2008 was $0.88, $4.00 and $12.17, respectively.

        Total compensation cost of options granted but not yet vested at December 31, 2007 and 2008 was approximately $3,614 and $8,970, respectively. At December 31, 2008, approximately 340,935 shares remained available for future grant under the Plan.

        In connection with certain restructuring activities, we terminated certain employees at our San Diego location. In addition, a director stepped down from the Board of Directors in the second quarter of 2008. In accordance with their severance agreements, we accelerated all previously unvested stock options. For the year ended December 31, 2008, we incurred additional expenses of $767 related to the acceleration of previously unvested stock options.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2006, 2007 and 2008

(In thousands, except shares and per share amounts.)

9. Mandatorily Redeemable Convertible Preferred Stock and Shareholders' Equity (Deficit) (Continued)

        A summary of the status of our unvested stock options as of the respective balance sheet dates, and changes during years, is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value (per share)
Unvested shares at December 31, 2006	1,954,121	$0.73
Granted	1,309,840	$2.03
Vested	(343,639)	$2.03
Forfeited	(218,115)	$4.04

Unvested shares at December 31, 2007	2,702,207	$3.59
Granted	793,217	$21.53
Vested	(460,479)	$6.25
Forfeited	(373,086)	$7.17

Unvested shares at December 31, 2008	2,661,859	$8.06

  Employee Stock Purchase Plan

        In July 2008, the Company made available an employee stock purchase plan in which substantially all of the Company's full-time employees became eligible to participate effective March 18, 2008. Under the plan, employees may contribute through payroll deductions up to 15% of their compensation toward the purchase of the Company's common stock, or $21,250, whichever is lower. The price per share is equal to the lower of 85% of the fair market price on the first day of the offering period, or 85% of the fair market price on the day of purchase. Proceeds received from the issuance of shares are credited to stockholders' equity in the period that the shares are issued. Under the terms of the plan, a total of 238,000 shares of common stock have been reserved for issuance to employees. At December 31, 2008, approximately 188,503 shares remain available for purchase under the plan. Net proceeds to the Company from the issuance of shares of common stock under the Plan for the year ended December 31, 2008 was $0.8 million.

10. Income Taxes

        The Company has net deferred income tax assets totaling approximately $28,416 at December 31, 2008, consisting primarily of federal and state net operating loss and credit carryforwards. The federal and state net operating loss carryforwards, if unused, will begin to expire in 2010. The federal and state credit carryforwards, if unused, will expire in 2026. Due to uncertainty regarding the ultimate realization of these net operating loss and credit carryforwards and other deferred income tax assets, we have established a valuation allowance for most of these assets and will recognize the benefits only as reassessment indicates the benefits are realizable.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2006, 2007 and 2008

(In thousands, except shares and per share amounts.)

10. Income Taxes (Continued)

        The Company's effective tax rate of 13.9% for 2008 is based on fiscal 2008 pretax income and takes into account the utilization of the Company's net operating loss carryforwards or other deferred income tax assets. The Company recently performed an analysis to determine the extent to which it can use its net operating loss carryforwards in future periods, subject to certain limitations imposed by the Internal Revenue Code. The Company concluded that because of the Company's limited history of reporting a net profit, it cannot predict that the benefits of the net operating loss carryfowards will be realized in future periods, and continue to provide a full valuation allowance for deferred tax assets. The Company will perform a similar analysis during 2009 to reassess the estimated future realizability of net operating loss carryforwards.

        Deferred taxes result from temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2007	2008
Deferred tax assets
Net operating loss carryforwards	$24,382	$16,847
Research & development and AMT credit carryforwards	1,990	2,151
Stock option grants	304	1,075
Allowance for doubtful accounts	3,099	5,747
Property, plant and equipment	602	804
Goodwill and acquired intangibles	—	204
Other, net	842	1,588

Total deferred tax assets	31,219	28,416
Less valuation allowance	(31,165)	(28,372)

Net deferred tax assets	$54	$44
Deferred tax liabilities
Goodwill and acquired intangibles	(50)	—
Prepaid insurance	(4)	(44)

Total deferred tax liabilities	$(54)	$(44)

Net deferred tax asset (liability)	—	—

        The Company has reported net losses from inception through the year ended December 31, 2007. Except for the utilization of $21,972 of net operating loss carryovers in 2008, the net losses incurred since inception have not resulted in a reported tax benefit because of an increase in the valuation allowance for deferred tax assets that results from the inability to determine the realizability of those assets. For the year ended December 31, 2008, the Company reported net profit for the year, resulting in a reported tax expense of $1,483.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2006, 2007 and 2008

(In thousands, except shares and per share amounts.)

10. Income Taxes (Continued)

        Reconciliations between expected income taxes computed at the federal rate of 34%, 34% and 35% for the years ended December 31, 2006, 2007 and 2008, respectively, and the provision for income taxes are as follows:

	Years ended December 31,
	2006	2007	2008
Income tax benefit (expense) at statutory rate	$(2,283)	$(121)	$3,733
State income tax, net of federal benefit	(125)	(8)	484
Nondeductible expenses	74	168	574
Research tax credit	(169)	(192)	(284)
Other	64	15	(24)
Increase (decrease) in valuation allowance	2,439	138	(3,000)

Income tax provision	$—	$—	$1,483

At December 31, 2008, the Company had federal net operating loss carryforwards of approximately $39,910, to offset future federal taxable income expiring in various years through 2026. At December 31, 2008, the Company had state net operating losses of $47,315, which expire in various years starting in 2010.

        The components of the Company's income tax provision is summarized as follows:

	Year Ended December 31,
	2006	2007	2008
Current:
Federal	$—	$—	$486
State	—	—	997

Total current provision for income taxes	—	—	1,483

Deferred:
Federal	—	—	—
State	—	—	—

Total deferred provision for income taxes	—	—	—

Total provision for income taxes	$—	$—	$1,483

        The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The timing and manner in which the Company can utilize its net operating loss carryforward and future income tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding the change in ownership of corporations. Such limitation may have an impact on the ultimate realization of the Company's carry forwards and future tax deductions. Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize net operating losses if it experiences an "ownership change." In general terms, an ownership change may result from

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2006, 2007 and 2008

(In thousands, except shares and per share amounts.)

10. Income Taxes (Continued)

transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by CardioNet at the time of the change that are recognized in the five-year period after the change. Currently, Cardionet's loss carryforwards are limited under Section 382. The annual net operating loss limitation is $21,972 per year other than through the recognition of future built-in gain transactions.

        The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. Prior to the adoption of FIN 48, the Company did not have a tax reserve recorded for tax contingencies. As a result of adopting FIN 48, the Company has not identified any uncertain tax positions and no tax reserve was recorded as of January 1, 2007. At December 31, 2007 and 2008, the Company has not identified any uncertain tax positions and therefore, it has no tax reserve recorded as of December 31, 2007 and 2008.

        The Company's U.S. federal income tax returns for the fiscal years ended December 31, 2006 and 2007 were randomly selected, and are currently under examination by the Internal Revenue Service. While the Company does not believe that a reserve is required to reflect the probable outcome of identified contingencies, it is reasonably possible that the ultimate resolution of any tax matter may result in a decrease to the federal net operating loss carryforward. The Company does not believe, however, that the result of the audit will have a material effect on its financial position.

11. Commitments and Contingencies

  Operating Leases

        The Company leases its principal administrative and service facilities as well as office equipment under noncancelable operating leases expiring at various dates through 2013. The terms of the leases are renewable at the end of the lease term. Payments made under operating leases are charged to operations on a straight-line basis over the period of the lease. Rent expense was $1,038, $1,919, and $1,962 for the years ended December 31, 2006, 2007 and 2008, respectively.

        Future minimum lease payments under noncancelable operating leases are summarized as follows at December 31, 2008:

2009	$2,289
2010	2,204
2011	2,043
2012	1,656
2013	1,601
Thereafter	—

$9,793

        The Company has an agreement with QUALCOMM Incorporated (QUALCOMM) whereby the Company has no fixed or minimum financial commitment, however, in the event the Company fails to

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2006, 2007 and 2008

(In thousands, except shares and per share amounts.)

11. Commitments and Contingencies (Continued)

maintain an agreed upon number of active cardiac monitoring devices on the QUALCOMM network, QUALCOMM has the right to terminate this agreement.

        In the normal course of business, the Company is subject to various legal claims and complaints. The Company does not believe any of these proceedings will have a material adverse effect on its financial position or results of operations.

12. Employee Benefit Plan

        The Company sponsors a 401(k) Retirement Savings Plan (the Plan) for all eligible employees who meet certain requirements. Participants may contribute, on a pretax basis, up to the maximum allowable amount pursuant to Section 401(k) of the Internal Revenue Code. The Company is not required to contribute, nor has it contributed, to the Plan for the years ended December 31, 2006, 2007 and 2008.

13. Subsequent Events

        In January 2009, the employment relationships with two of our executive officers, including our Chief Executive Officer, were terminated. In connection with these terminations we incurred estimated severance costs of $2,121. The severance costs will be charged to expense in the first quarter of 2009. Also in January 2009, we entered into a material employment agreement with our Chief Executive Officer.

14. Quarterly Financial Data (Unaudited)

        The following tables summarize the unaudited quarterly financial data for the last two fiscal years.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amount)
2008
Total revenues	$25,463	$29,340	$31,223	$34,428
Gross profit	15,944	19,506	21,209	23,882
Integration, restructuring and other charges	1,306	610	2,859	105
(Loss) income from operations	(684)	2,537	1,434	6,404
Net (loss) income	(2,937)	1,632	987	6,926
Basic net (loss) income per share	(0.63)	0.07	0.04	0.30
Diluted net (loss) income per share	(0.63)	0.07	0.04	0.29
2007
Total revenues	$11,101	$17,419	$20,530	$23,942
Gross profit	7,310	11,466	13,430	15,260
(Loss) income from operations	(2,201)	(1,010)	1,535	1,918
Net loss	(3,637)	(3,466)	(934)	(667)
Basic and diluted net loss per share	(1.22)	(1.13)	(0.30)	(0.22)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A(T).    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As required by SEC Rule 13a-15(b) of the Exchange Act, prior to filing this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

        An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.    Other Information

        Not applicable.

 Part III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information with respect to this Item is incorporated by reference from our definitive proxy statement in connection with the 2009 Annual Meeting of Stockholders, or the Proxy Statement, unless the Proxy Statement is not filed by April 30, 2009, in which case we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

Item 11.    Executive Compensation

        Information with respect to this Item is incorporated by reference from the Proxy Statement unless the Proxy Statement is not filed by April 30, 2009, in which case we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information with respect to this Item is incorporated by reference from the Proxy Statement unless the Proxy Statement is not filed by April 30, 2009, in which case we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information with respect to this Item is incorporated by reference from the Proxy Statement unless the Proxy Statement is not filed by April 30, 2009, in which case we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

Item 14.    Principal Accounting Fees and Services

        Information with respect to this Item is incorporated by reference from the Proxy Statement unless the Proxy Statement is not filed by April 30, 2009, in which case we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

 Part IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  The following financial statements, schedules and exhibits are filed as part of this report:

  1.
  Financial Statements—The Financial Statements required by this item are listed on the Index to Financial Statements in Part II, Item 8 of this report.

  2.
  Financial Statement Schedules—

  •
  Schedule II—Valuation and Qualifying Accounts and Reserves; and

  •
  Other financial statement schedules are not included because they are not required or the information is otherwise shown in the financial statements or notes thereto.

  3.
  Exhibits—The exhibits listed on the accompanying Exhibit Index are filed as part of, or are incorporated by reference into, this report.

  (b)
  See Item 15(a)(3) above.

  (c)
  See Item 15(a)(2) above.

SCHEDULE II

	Beginning Balance	Additions Charged To Expense	Additional Reserve From PDSHeart Acquisition	Deductions From Reserve	Ending Balance
Allowance for Doubtful Accounts
Year ended December 31, 2006	$2,973	4,195	—	(905)	$6,263
Year ended December 31, 2007	6,263	8,077	2,500	(8,931)	7,909
Year ended December 31, 2008	7,909	13,253	—	(6,736)	14,426

EXHIBIT INDEX

Exhibit Number		Description
3.1		Amended and Restated Certificate of Incorporation (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 33-145547)).
3.2		Amended and Restated Bylaws (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 33-145547)).
4.2		Form of Common Stock Certificate (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 33-145547)).
4.2		Warrant issued by Registrant on August 9, 2000 to Silicon Valley Bank (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 33-145547)).
10.1		Form of Indemnity Agreement (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 33-145547)).
10.2	(1)	2003 Equity Incentive Plan and Form of Stock Option Agreement thereunder (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 33-145547)).
10.3	(1)	2008 Equity Incentive Plan and Form of Stock Option Agreement thereunder (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 33-145547)).
10.4	(1)	2008 Equity Incentive Plan and Form of Stock Option Agreement thereunder (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 33-145547)).
10.5	(1)
		2008 Non-Employee Directors' Stock Option Plan and Form of Stock Option Agreement thereunder (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 33-145547)).
10.6	(1)
		2008 Employee Stock Purchase Plan and Form of Offering Document thereunder (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 33-145547)).
10.7	(1)
		Amended and Restated Employment Agreement dated November 1, 2005 between the Registrant and James M. Sweeney, as amended (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 33-145547)).
10.8	(1)
		Employment and Non-Competition Agreement dated January 1, 2007 between the Registrant's wholly-owned subsidiary, PDSHeart, Inc., and Gregory A. Marsh, as amended (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 33-145547)).
10.9	(1)
		Separation and Release Agreement dated June 10, 2007 between the Registrant and David S. Wood (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 33-145547)).
10.10	(1)
		Forms of Employee Innovations and Proprietary Rights Assignment Agreement (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 33-145547)).

Exhibit Number		Description
10.11		Second Amended and Restated Investors Rights Agreement dated March 18, 2004 among the Registrant and certain of its stockholders, as amended on March 8, 2007 (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 33-145547)).
10.12
Registration Rights Agreement dated March 8, 2007 among the Registrant and certain of its stockholders (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 33-145547)).
10.13
Office Lease dated February 6, 2004 between the Registrant and Executive One Associates, as amended (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 33-145547)).
10.14
Office Space Lease dated May 30, 2003 between the Registrant and Washington Street Associates II, L.P., as amended (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 33-145547)).
10.15
Lease Agreement dated September 21, 2006 between the Registrant's wholly-owned subsidiary, PDSHeart, Inc. and HI/OCC, Inc (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 33-145547)).
10.16
Lease Agreement dated November 14, 2001 between the Registrant's indirect wholly-owned subsidiary, Physician Diagnostic Services, LLC, and Navarro Lowrey, L.P.—Centrepark Plaza I Partners Series, as amended (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 33-145547)).
10.17
Lease Agreement dated November 18, 2002 between the Registrant's indirect wholly-owned subsidiary, Physician Diagnostic Services, LLC, and Navarro Lowrey, L.P.—Centrepark Plaza I Partners Series, as amended (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 33-145547)).
10.18
Standard Commercial Lease Agreement dated April 13, 2002 among the Registrant's wholly-owned subsidiary, PDSHeart, Inc., Travis Collins, David Wiedman and La Vista Associates, Inc., as amended (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 33-145547)).
10.19	†
Communications Voice and Data Services Provider Agreement dated May 12, 2003 between the Registrant and QUALCOMM, Incorporated, as amended (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 33-145547)).
10.20	†
Amendment No. 6 dated June 26, 2008 to Communications Voice and Data Services Provider Agreement dated May 12, 2003 between the Company and QUALCOMM, Incorporated, as amended (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 33-145547)).
10.21	†
Purchase Agreement dated September 14, 2001 between the Registrant and Varian, Inc. (a wholly-owned subsidiary of Jabil Circuit, Inc.) (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 33-145547)).
10.22	†
Consignment Inventory Agreement dated September 13, 2004 between the Registrant and Varian, Inc. (a wholly-owned subsidiary of Jabil Circuit, Inc.) (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 33-145547)).

Exhibit Number		Description
10.23		Loan Agreement dated September 25, 2006 between the Registrant and David S. Wood (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 33-145547)).
10.24
		Building Lease Agreement dated November 2, 2007 between the Registrant and Columbus Park Properties, LP (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 33-145547)).
10.25	(1)
		Separation Agreement dated September 28, 2007 between the Registrant and Gregory A. Marsh (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 33-145547)).
10.26	(1)
		Employment Agreement dated November 24, 2007 between the Registrant and Arie Cohen (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 33-145547)).
10.27	(1)
		Letter Agreement dated July 14, 2008 between the Registrant and James M. Sweeney (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 33-145547)).
10.28
		Form of Letter Agreement between the Company and the stockholders selling shares of the Registrant's common stock in the initial public offering (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 33-145547)).
10.29
		Indemnification Agreement between the Company and Randy H. Thurman, relating to service on the Board of Directors, effective July 11, 2008 (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q filed November 7, 2008).
10.30
		Indemnification Agreement of Ronald A. Ahrens, relating to service on the Board of Directors, effective August 19, 2008 (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q filed November 7, 2008).
10.31
		Indemnification Agreement of Kirk E. Gorman, relating to service on the Board of Directors, effective August 19, 2008 (Incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-Q filed November 7, 2008).
10.32	(1)	Letter Agreement, between the Registrant and Randy H. Thurman, dated July 7, 2008 (Incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K filed on July 11, 2008).
10.33	(1)	Separation Agreement between the Registrant and James M. Sweeney, dated July 14, 2008 (Incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K filed on July 18, 2008).
10.34	(1)	CardioNet, Inc. Management Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on October 28, 2008).
10.35	(1)	CardioNet, Inc. Long Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on October 28, 2008).
10.36	(1)	Employment Agreement, dated as of November 14, 2008, by and between the Registrant and Martin P. Galvan.*
10.37	(1)	Employment Agreement, dated as of November 14, 2008, by and between the Registrant and John F. Imperato.*

Exhibit Number		Description
10.38	(1)	Employment Agreement, dated as of November 14, 2008, by and among the Registrant and Manny S. Gerolamo. (Incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K filed on January 13, 2009).
10.39	(1)	Employment Agreement, dated as of November 14, 2008, by and among the Registrant and Arie Cohen. (Incorporated by reference to Exhibit 99.3 of the Registrant's Form 8-K filed on January 28, 2009).
31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.*
31.2		Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.*
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*
Filed herewith.

†
Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)
Indicates a management plan or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2009	CardioNet, Inc.
	By	/s/ RANDY H. THURMAN Randy H. Thurman President and Chief Executive Officer, Executive Chairman and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RANDY H. THURMAN Randy H. Thurman	President and Chief Executive Officer, Executive Chairman and Director (Principal Executive Officer)	March 2, 2009
/s/ MARTIN P. GALVAN Martin P. Galvan, CPA	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2009
/s/ RONALD A. AHRENS Ronald A. Ahrens	Director	March 2, 2009
/s/ KIRK E. GORMAN Kirk E. Gorman	Director	March 2, 2009
/s/ FRED MIDDLETON Fred Middleton	Director	March 2, 2009
/s/ WOODROW A. MYERS Woodrow A. Myers Jr., M.D.	Director	March 2, 2009
/s/ ERIC N. PRYSTOWSKY Eric N. Prystowsky, M.D.	Director	March 2, 2009
/s/ ROBERT J. RUBIN Robert J. Rubin, M.D.	Director	March 2, 2009