Form 10-Q
period 2009-03-31
CARDIONET INC
filed 2009-05-15
CIK 1113784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of April 22, 2009, 23,754,365 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

CARDIONET, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2009

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CARDIONET, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

		(Unaudited)
	December 31, 2008	March 31, 2009

Assets
Current assets:
Cash and cash equivalents	$58,171	$50,412
Accounts receivable, net of allowance for doubtful accounts of $14,426, and $16,879 at December 31, 2008 and March 31, 2009, respectively	39,334	47,751
Due from related parties	97	144
Prepaid expenses and other current assets	1,059	1,853

Total current assets	98,661	100,160

Property and equipment, net	18,766	22,078
Intangible assets, net	1,823	1,585
Goodwill	45,999	45,999
Other assets	524	566

Total assets	$165,773	$170,388

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,838	$4,319
Accrued liabilities	10,238	10,845
Current portion of debt	72	49
Current portion of capital leases	49	49
Deferred revenue	461	586

Total current liabilities	14,658	15,848

Deferred rent	965	973
Other noncurrent liabilities	33	25

Total liabilities	15,656	16,846

Common stock, $.001 par value; 200,000,000 shares authorized; 23,477,137 and 23,752,292 shares issued and outstanding at December 31, 2008 and March 31, 2009, respectively	24	24
Paid-in capital	222,608	226,755
Accumulated deficit	(72,515)	(73,237)

Total shareholders’ equity	150,117	153,542

Total liabilities and shareholders’ equity	$165,773	$170,388

See accompanying notes.

CARDIONET, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except share and per share amounts)

	Three Months Ended March 31,
	2008	2009

Revenues:
Net patient service revenues	$25,248	$35,559
Other revenues	215	161

Total revenues	25,463	35,720

Cost of revenues	9,519	11,838

Gross profit	15,944	23,882
Operating expenses:
Research and development	1,141	1,216
General and administrative	9,066	14,325
Sales and marketing	5,115	7,547
Integration, restructuring and other charges	1,306	2,139

Total expenses	16,628	25,227

Loss from operations	(684)	(1,345)
Other income (expense):
Interest income	178	122
Interest expense	(66)	(4)

Total other income	112	118

Loss before income taxes	(572)	(1,227)
Income tax benefit (provision)	232	505

Net loss	(340)	(722)

Dividends on and accretion of mandatorily redeemable convertible preferred stock	(2,597)	—

Net loss attributable to common stockholders	$(2,937)	$(722)

Net loss per common share:
Basic	$(0.63)	$(0.03)
Diluted	$(0.63)	$(0.03)

Weighted average number of common shares outstanding:
Basic	4,694,561	23,600,149
Diluted	4,694,561	23,600,149

See accompanying notes.

CARDIONET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2008	2009
Operating activities
Net loss	$(340)	$(722)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	1,647	2,271
Amortization of intangibles	246	238
Loss on disposal of property and equipment	46	11
(Decrease) increase in deferred rent	(29)	8
Provision for doubtful accounts	2,344	2,453
Stock-based compensation	360	1,660
Changes in operating assets and liabilities:
Accounts receivable	(5,269)	(10,870)
Due from related parties	13	(47)
Prepaid expenses and other current assets	(912)	(794)
Other assets	613	(42)
Accounts payable	(1,042)	481
Accrued liabilities	3,135	607
Other liabilities	—	117

Net cash provided by operating activities	812	(4,629)

Investing activities
Purchases of property and equipment	(1,738)	(5,594)
Investment in subsidiary, net of cash acquired	(2,608)	—

Net cash used in investing activities	(4,346)	(5,594)

Financing activities
Proceeds from issuance of common stock	47,294	2,487
Proceeds from issuance of debt	500	—
Repayment of debt	(380)	(23)
Repurchase of stock/subject to repurchase	2	—

Net cash provided by financing activities	47,416	2,464

Net increase (decrease) in cash and cash equivalents	43,882	(7,759)
Cash and cash equivalents — beginning of period	18,091	58,171

Cash and cash equivalents — end of period	$61,973	$50,412

Supplemental disclosure of cash flow information
Cash paid for interest	$64	$4
Cash paid for taxes	$—	$1,268

See accompanying notes.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Summary of Significant Accounting Policies

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows.  In the opinion of management, these consolidated financial statements reflect all adjustments which are of normal recurring nature and necessary for a fair presentation of the Company’s financial position as of December 31, 2008 and March 31, 2009, and the results of operations for the three months ended March 31, 2008 and 2009. The financial data and other information disclosed in these notes to the financial statements related to the three month period is unaudited. The results for the three month period ended March 31, 2009 is not necessarily indicative of the results to be expected for any future period.

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

The following summarizes the potential outstanding common stock of the Company at March 31, 2008 and 2009. All share amounts have been adjusted for the one-for-two reverse stock split effected by the Company on March 5, 2008:

	March 31, 2008	March 31, 2009
Series B warrants	6,250	—
Common stock options and restricted stock units outstanding	1,704,804	1,847,991
Common stock options and restricted stock units available for grant	533,063	938,255
Common stock held by certain employees and unvested	79,866	31,093
Common stock	22,985,279	23,752,292

Total	25,309,262	26,569,631

If the outstanding vested options or restricted stock units were exercised or converted into common stock, the result would be anti-dilutive for the three months ended March 31, 2008 and 2009. Accordingly, basic and diluted net loss attributable to common stockholders per share are identical for those periods presented in the consolidated statements of operations.

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

The Company’s income before income taxes for the three months ended March 31, 2008 and 2009 was $0.4 million and $1.7 million lower, respectively, and the Company’s after-tax net income for the three months ended March 31, 2008 and 2009 was $0.2 million and $1.0 million lower, respectively, as a result of stock-based compensation expense incurred. The impact of stock-based compensation expense was $(0.04) on the basic and diluted earnings per share for the three months ended March 31, 2008 and 2009, respectively.

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted after the adoption of SFAS No. 123R with the following weighted average assumptions:

	Three months ended March 31,
	2008	2009
Expected dividend yield	0%	0%
Expected volatility	50%	50%
Risk-free interest rate	2.7%	2.0%
Expected life	6.25 years	6.25 years

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

Based on the above assumptions, the per share weighted average fair value of the options granted under the stock option plan for the three months ended March 31, 2008 and 2009 was $12.19 and $12.46, respectively.

The following table summarizes activity under all stock award plans from December 31, 2008 through March 31, 2009:

		Options Outstanding
	Shares		Weighted
	Available	Number	Average
	for Grant	of Shares	Exercise Price
Balance — December 31, 2008	340,935	1,635,205	$13.67
Additional options available for grant	1,024,921	—	$—
Granted	(850,890)	850,890	$24.84
Canceled	423,289	(423,289)	$9.63
Exercised	—	(214,815)	$8.25

Balance — March 31, 2009	938,255	1,847,991	$20.98

Per the plan documents, the 2008 Non-Employee Director Stock Option (NEDS) and Employee Stock Option (ESOP) Plans have an automatic increase in the shares available for grant every January the Plans are active. The increase in the shares available for grant under the NEDS plan is equal to the lesser of the number of shares subject to Options granted during the preceding calendar year or such number of shares determined by the Board of Directors. The increase in the shares available for grant under the ESOP plan is equal to 4% of the total shares outstanding at December 31, 2008.

Additional information regarding options outstanding is as follows:

	March 31, 2008	March 31, 2009
Range of exercise price (per option)	$0.70 - $18.30	$1.50 - $31.18
Weighted average remaining contractual life (years)	9.22	9.30

Employee Stock Purchase Plan

On March 17, 2009, 44,189 shares were purchased in accordance with the Employee Stock Purchase Plan (ESPP). Net proceeds to the Company from the issuance of shares of common stock under the ESPP for the three months ended March 31, 2009 were $0.7 million. In January 2009, the number of shares available for grant was increased by 235,189, per the ESPP plan documents. At March 31, 2009, approximately 379,503 shares remain available for purchase under the ESPP.

New Accounting Pronouncements

Effective January 1, 2009, the Company prospectively adopted Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), Fair Value Measurements, with respect to fair value measurements required for the Company’s nonfinancial assets and nonfinancial liabilities. The adoption of SFAS 157 with respect to the Company’s nonfinancial assets and nonfinancial liabilities was delayed until January 1, 2009 by FSP No. 157-2, Effective Date of FASB Statement No. 157. The adoption did not have a material effect on the Company’s financial position or results of operations.

Effective January 1, 2009, the Company prospectively adopted Statement of Financial Accounting Standards No. 141(R) (“SFAS No. 141(R)”), Business Combinations and Statement of Financial Accounting Standards No. 160 (“SFAS No. 160”), Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 151. SFAS No. 141(R) establishes the principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Previously any changes in valuation allowances as a result of income from acquisitions for certain deferred tax assets would serve to reduce goodwill. Under SFAS 141(R), any changes in the valuation allowance related to income from acquisitions currently or in prior periods now serves to reduce income taxes in the period in which the reserve is reversed. Additionally, under SFAS 141(R), transaction related expenses that were previously capitalized are now expensed as incurred. As of December 31, 2008, the Company had no deferred transaction related expenses for business combination transactions in negotiation. All transaction related costs that have been incurred since the adoptions of SFAS No. 141(R) on January 1, 2009 have been expensed as incurred. SFAS No. 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity; (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions; and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. The adoption did not have an effect on the Company’s financial position or results of operations.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” to amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS 141(R). Under the new guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance.  The Company adopted FAS 141(R) and FSP SFAS 141(R)-1 on January 1, 2009.  The adoption did not have a material effect on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This pronouncement is effective for periods ending after June 15, 2009.  The Company’s management does not expect this pronouncement to have a material effect on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” to amend the other-than-temporary impairment guidance in debt securities to be based on intent to sell instead of ability to hold the security and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This pronouncement is effective for periods ending after June 15, 2009.  The Company’s management does not expect this pronouncement to have a material effect on the Company’s financial position or results of operations.

3.     Contingent Payment

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

4.     Mandatorily Redeemable Convertible Preferred Stock and Shareholders’ Equity (Deficit)

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

In connection with a borrowing arrangement provided by a bank, the Company issued a warrant in August 2000 to purchase 12,500 shares of Series B preferred stock at a price of $1.47 per share. The warrant may be exercised at any time on or before August 9, 2010.  In connection with the closing of the Company’s initial public offering on March 25, 2008, this warrant became exercisable for 6,250 shares of the Company’s common stock at a price of $2.94 per share. In March 2009, these warrants were fully exercised through a cashless transaction.

In 2005 and 2006, the Company issued warrants to purchase 964,189 shares of its preferred stock at a price of $3.50 per share to the participants in certain bridge financing transactions and to a stockholder in connection with entering into the Amended and Restated Subordinated Promissory Note with a stockholder. As a result of the MRCPS financing, the warrants became exercisable for shares of the Company’s Series D-1 preferred stock. These warrants were automatically net exercised for common stock on March 25, 2008 in connection with the Company’s initial public offering.

5.              Integration and Restructuring Activities

PDSHeart Integration

In connection with the acquisition of PDSHeart, the Company initiated exit plans for acquired activities that are redundant to the Company’s existing operations. The plan includes the closure of a facility and the elimination of 35 positions in the areas of sales, finance, service and management. In connection with the plan, the Company established reserves of $0.5 million included in the purchase price allocation. As of March 31, 2009, all of the positions had been eliminated and the Company vacated the facility. The reserve is included in accrued liabilities in the accompanying consolidated balance sheet.

A summary of the reserve activity related to the PDSHeart acquisition integration plan as of March 31, 2009 is as follows:

	Initial Reserves Recorded in Purchase Accounting	Payments/Adjustments through March 31, 2009	Balance as of March 31, 2009
Severance and employee related costs	$366	$366	$—
Rent abandonment	$144	$108	$36
Total:	$510	$474	$36

The Company did not incur any expenses in relation to PDSHeart integration during the three months ended March 31, 2009. The integration was substantially completed as of December 31, 2008.

San Diego Restructuring

During the first quarter of 2008, the Company initiated plans to consolidate its Finance and Human Resource functions in Pennsylvania. This plan involved the elimination of seven positions in San Diego. The Company did not incur any restructuring expenses for the three months ended March 31, 2008 or 2009. The integration was substantially completed as of December 31, 2008.

A summary of the reserve activity related to the San Diego restructuring plan as of March 31, 2009 is as follows:

	Initial Reserve Recorded	Payments through March 31, 2009	Additional reserves through March 31, 2009	Balance as of March 31, 2009
Severance and employee related costs	$662	1,048	501	115

6.              Income Taxes

The Company’s effective tax rate of 41.1% for the three months ended March 31, 2009 is based on its estimated fiscal 2009 pretax income. The Company has deferred income tax assets totaling approximately $29.5 million at March 31, 2009, consisting primarily of federal and state net operating loss and credit carryforwards. The federal and state net operating loss carryforwards, if unused, will begin to expire in 2010. The federal and state credit carryforwards, if unused, will expire in 2026. Due to uncertainty regarding the ultimate realization of these net operating loss and credit carryforwards and other deferred income tax assets, the Company has established a valuation allowance for most of these assets and will recognize the benefits only as reassessment indicates the benefits are realizable.

7.     Subsequent Events

Merger Agreement with Biotel Inc.

On April 2, 2009, the Company entered into a merger agreement (the “Agreement”) with Biotel Inc. (“Biotel”). Under the Agreement, a wholly owned subsidiary of the Company will be merged with and into Biotel, with Biotel continuing after the merger as the surviving corporation and a wholly owned subsidiary of the Company. At the effective time of the merger, each issued and outstanding share of Biotel’s common stock will be converted into the right to receive consideration of $4.82 in cash, without interest. The total transaction value is approximately $14 million. In addition, each holder of an option to purchase shares of Biotel common stock will be entitled to receive a per share cash payment equal to the amount by which the merger consideration exceeds the exercise price of such option, less any applicable withholding taxes. The completion of the merger is subject to the approval of the merger agreement by Biotel’s shareholders and customary covenants and closing conditions.  The Company may be entitled to a $1.0 million break-up fee and reimbursement of deal related costs of up to $0.4 million if the merger is not completed. The transaction is not subject to any financing condition.

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

In February 2002, we received FDA 510(k) clearance for the first and second generation of our core MCOT™ (Mobile Cardiac Outpatient Telemetry™) devices. We opened the CardioNet Monitoring Center in Conshohocken, Pennsylvania in July 2002 and currently provide all of our MCOT arrhythmia monitoring at that location. In May 2003, we established our relationship with QUALCOMM Inc. (“QUALCOMM”). QUALCOMM provides us its wireless cellular data connectivity solution and data hosting and queuing services. Pursuant to our agreement with QUALCOMM, we have no fixed or minimum financial commitment. However, in the event that we fail to maintain an agreed-upon number of active cardiac monitoring devices on the QUALCOMM network or in the event that we begin to utilize the services of a provider of monitoring and communications services other than QUALCOMM, QUALCOMM has the right to terminate this agreement.

In November 2006, we received FDA 510(k) clearance for our third generation product, or C3, which we have incorporated as part of our monitoring solution. We had previously received FDA 510(k) clearance for the proprietary algorithm included in our C3 system in October 2005.

In September 2002, we were approved as an Independent Diagnostic Testing Facility (“IDTF”) for Medicare. The local Medicare carrier in Pennsylvania sets the terms for reimbursement for MCOT services for approximately 40 million covered lives. We have also worked to secure contracts with commercial payors. We increased the number of contracts with commercial payors from six at year-end 2003 to 41 at year-end 2004, 97 at year-end 2005, 144 at year-end 2006, 169 at year-end 2007, 195 at year-end 2008, and 203 at March 31, 2009. Over this period of time, we estimate that the number of covered commercial lives increased from six million at year-end 2003 to 32 million at year-end 2004, 70 million at year-end 2005, 102 million at year-end 2006, 120 million at year-end 2007, 151 million at year-end 2008, and 155 million at March 31, 2009. The current estimated total of 195 million Medicare and commercial lives for which we had reimbursement contracts as of March 31, 2009 represents approximately 78% of the total covered lives in the United States. The majority of the remaining covered lives are insured by a relatively small number of large commercial insurance companies that, beginning in 2003, deemed MCOT to be “experimental and investigational” and do not currently reimburse us for services provided to their beneficiaries. We believe the CPT codes and reimbursement rates that we secured in October 2008 will facilitate future contract negotiations with these remaining non-contracted payors as the codes will simplify and standardize the billing and reimbursement process.

On March 8, 2007, we acquired all of the outstanding capital stock of PDSHeart for an aggregate purchase price of $51.6 million. In addition to the $51.6 million of consideration, the Company agreed to pay PDSHeart shareholders $5.0 million of contingent consideration in the event of a qualifying liquidation event, including a public offering or acquisition. The Company’s initial public offering was consummated on March 25, 2008 and, accordingly, the purchase price for the PDSHeart acquisition has been adjusted to $56.6 million to reflect this payment. Through this acquisition, CardioNet provides event, Holter and pacemaker monitoring services to patients in 49 states, with a concentration of sales in the Southeast. The acquisition has broadened our geographic coverage and expanded our service offerings to include the complete range of cardiac monitoring services. For our event, Holter and pacemaker monitoring services, we have established Medicare reimbursement and we have 108 direct contracts with commercial payors as of March 31, 2009 representing an estimated 135 million covered lives.

In March 2007, we raised $110 million in mandatorily redeemable convertible preferred stock (MRCPS) to, in part, fund the acquisition of PDSHeart. On February 25, 2008, the Board of Directors of the Company, subject to stockholder approval, approved a reverse stock split of the Company’s common stock at a ratio of one share for every two shares previously held. On March 5, 2008, the stockholders of the Company approved the reverse stock split and the reverse stock split became effective. On March 25, 2008, the Company completed its initial public offering generating net proceeds of approximately $46.7 million after deducting underwriter commissions and estimated offering expenses. The MRCPS original purchase price plus accrued dividends were converted to common shares on March 25, 2008 in connection with the Company’s initial public offering.

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

In October 2008, the Centers for Medicare and Medicaid Services (“CMS”) established reimbursement rates that cover MCOT. The reimbursement rates are applicable to the Category I CPT codes established by the American Medical Association (“AMA”) for Mobile Cardiovascular Telemetry. The codes and rates are contained in The Medicare Program Final Rule for the calendar year 2009 and become effective on January 1, 2009. We believe that the new billing codes will allow for automated claims adjudication, substantially simplifying the reimbursement process for physicians and payors compared to the current process. Reimbursement prior to the use of the new CPT code was obtained through non-specific billing codes which require various narratives that, in most cases, involve semi-automated or manual processing, as well as additional review by payors.

Statements of Operations Overview

Revenues

Our principal source of revenues is patient revenue from cardiac monitoring services. The amount of revenue generated is based on the number of patients enrolled through physician prescriptions and the rates reimbursed to us by commercial payors, physicians, patients and Medicare. Reimbursement rates are set by the CMS on a case rate basis for the Medicare program and through negotiations with commercial payors who typically pay a daily monitoring rate. From 2002 through March 2009, our average case rate for monitoring Medicare patients has remained relatively stable. We expect pricing to decline over time in a manner consistent with the introduction and penetration of a premium priced service due to competition, introduction of new technologies and the potential addition of larger commercial payors. Since our MCOT services are relatively new and the reimbursement status is evolving, our revenues are subject to fluctuations due to increases or decreases in rates and decisions by payors regarding reimbursement.

For the event, Holter and pacemaker monitoring market we expect the price to remain constant or decline as the new generation technology gains wider acceptance in the market. The established 2007 Medicare rates compared to 2006 for our event monitoring services declined by 3% to 8%, depending on the type of service, and our Holter monitoring services declined 8%. The Medicare reimbursement rates for event and Holter services in 2008 were flat compared to 2007, and declined 8% in 2009 compared to 2008. We expect 2010 rates to remain consistent or decline compared with 2009.

We believe MCOT revenues will increase as a percentage of revenues going forward as we emphasize this service, continue our geographic expansion and achieve greater market penetration in existing markets. We expect that the event, Holter and pacemaker monitoring services revenues will remain constant or decline in absolute terms as the old technology is replaced and therefore, decrease as a percentage of revenues going forward. Other revenue consists mainly of web hosting services, which we believe will remain constant or decline in absolute terms and therefore, decrease as a percentage of revenues going forward. Our revenues are seasonal, as the volume of prescriptions tends to slow down in the summer months due to the more limited use of our monitoring solutions as physicians and patients vacation.

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

For the three months ended March 31, 2009, our gross profit margin was 66.9%. In general, we expect gross profit margins on MCOT services to remain flat or increase. For our event and Holter monitoring services, we expect gross profit margins to remain flat or decline.

Sales and Marketing

Sales and marketing expense consists primarily of salaries, benefits and stock-based compensation related to account executives, marketing personnel and contracting personnel, account executive commissions, travel and other reimbursable expenses, and marketing programs such as trade shows and marketing campaigns.

Following the completion of our randomized clinical trial and the PDSHeart acquisition, we made a significant investment in sales and marketing by increasing the number of account executives in new geographies. We had a sales force of 103 account executives as of March 31, 2009. We currently have account executives covering 49 states. We also plan to increase our marketing activities and to invest in and expand our sales organization. As a result, we expect that sales and marketing expenses will increase in absolute terms and as a percentage of revenues in 2009. Thereafter, we expect sales and marketing to increase in absolute terms and decrease as a percentage of revenues.

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

Integration, Restructuring and Other Charges

During 2008, the Company undertook several initiatives to increase the efficiency of its operations. These initiatives included the integration and restructuring of PDSHeart, and the restructuring of the Finance and Human Resource functions located in our San Diego location. In addition, the Company settled an intellectual property dispute with a competitor in the first quarter of 2008. In the first quarter 2009, the Company incurred expenses related to the termination of certain executives.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2008, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not changed these policies from those previously disclosed in our Annual Report.

Results of Operations

Quarters Ended March 31, 2008 and 2009

Revenues.    Total revenues for the quarter ended March 31, 2009 increased to $35.7 million from $25.5 million for the quarter ended March 31, 2008, an increase of $10.2 million, or 40.3%. MCOT revenue increased $11.3 million, offset by a decrease in PDS revenue of $1.1 million.

Gross Profit.    Gross profit increased to $23.9 million for the quarter ended March 31, 2009, or 66.9% of revenues, from $15.9 million for the quarter ended March 31, 2008, or 62.6% of revenues. The increase of $8.0 million, or 49.8%, was due to the increased revenue from MCOT as well as operational efficiencies achieved and cost reductions negotiated with vendors during 2009.

Sales and Marketing Expense.    Sales and marketing expense was $7.5 million for the quarter ended March 31, 2009 compared to $5.1 million for the quarter ended March 31, 2008. The increase of $2.4 million was due to the continued building of the sales force and sales operations infrastructure.  As a percent of total revenues, sales and marketing expense was 21.1% for the quarter ended March 31, 2009 compared to 20.1% for the quarter ended March 31, 2008, an increase of 1.0%.

Research and Development Expense.    Research and development expense remained relatively flat in March 31, 2009 compared to March 31, 2008, increasing to $1.2 million from $1.1 million. As a percent of total revenues, research and development expense declined to 3.4% for the quarter ended March 31, 2009 compared to 4.5% for the quarter ended March 31, 2008, a decline of 1.1% primarily due to the higher revenue.

General and Administrative Expense.    General and administrative expense increased to $14.3 million for the quarter ended March 31, 2009 from $9.1 million for the quarter ended March 31, 2008. This increase of $5.2 million, or 58.0%, was primarily due to an increase in the provision for bad debt of $1.5 million, increase in stock compensation expense of $1.3 million, increase in the bonus expense of $1.1 million, and $0.9 million of additional expense from the expansion of infrastructure related to Company growth.

Integration, Restructuring and Other Nonrecurring Charges.     Severance charges related to executive employee terminations were $2.1 million for the quarter ended March 31, 2009. For the quarter ended March 31, 2008, the Company initiated exit plans for certain acquired activities of PDSHeart that were redundant to the Company’s existing operations, and initiated restructuring plans to consolidate its Finance and Human Resources functions in Conshohocken, Pennsylvania. For the quarter ended March 31, 2008, the Company incurred $0.3 million related to PDSHeart integration activities and $0.1 million related to the consolidation of its Finance and Human Resources functions. Additionally, in the quarter ended March 31, 2008, the Company incurred expenses of $0.9 million for a legal settlement with one of our competitors.

Total Interest Income/Expense, Net.    Net interest income was $0.1 million for the quarter ended March 31, 2008 and 2009.

Income Taxes.    The Company’s effective tax rate was 41.1% for the quarter ended March 31, 2009, compared to an effective tax rate of 40.6% for the quarter ended March 31, 2008. The effective tax rate is based on our estimated fiscal 2009 pretax income. The Company has approximately $38.3 million in federal net operating losses as of March 31, 2009 to offset future taxable income expiring in various years through 2026.

Net Income (Loss).    Net loss was $0.7 million for the quarter ended March 31, 2009 compared to a net loss of $0.3 million for the quarter ended March 31, 2008. As a percent of total revenues, net loss was 2.0% for the quarter ended March 31, 2009 compared to 1.3% for the quarter ended March 31, 2008.

Liquidity and Capital Resources

From our inception in 1999 through March 31, 2009, we did not generate sufficient cash flows to fund our operations and the growth of our business. As a result, prior to the completion of our initial public offering, our operations were financed primarily through the private placement of equity securities and both long-term and short-term debt financings.  We completed a financing involving shares of our mandatorily redeemable convertible preferred stock in March 2007, in which we received net proceeds of approximately $102.1 million, and completed our initial public offering in March 2008, in which we received net proceeds, after underwriting discounts and offering expenses, of approximately $46.7 million. Through March 31, 2009, we funded our business primarily through the following:

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

As of March 31, 2009, our principal source of liquidity was cash and cash equivalents totaling $50.4 million and net accounts receivable of $47.9 million.

Our cash flow from operations decreased by $5.4 million to a cash outflow of $4.6 million in the first three months of 2009 from a cash inflow of $0.8 million in the first three months of 2008. The decrease is due primarily to increases in accounts receivable.

We used net cash in investing activities of $5.6 million in the first three months of 2009, compared to $4.3 million in the first three months of 2008, an increase of $1.3 million. The increase is primarily due to investment in medical devices related to the Company’s growth in operations in the three months ended March 31, 2009.

We generated net cash from financing activities of $2.5 million in the first three months of 2009, compared to $47.4 million in the first three months of 2008, a decrease of $44.9 million. The decrease is primarily due to the Company receiving proceeds from its initial public offering in the first quarter of 2008.

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

•                  actions taken by the FDA and other regulatory authorities affecting the MCOT and competitive products;

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

•                  the costs related to business combinations; and

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our cash and cash equivalents as of March 31, 2009 consisted primarily of cash and money market funds with maturities of less than 90 days.  The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while, at the same time, maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, our investment policy allows us to maintain a portfolio of cash equivalents and short term investments in a variety of securities including money market funds and corporate debt securities. Due to the short term nature of our investments, we believe we have no material exposure to interest rate risk.

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

Item 1A.  Risk Factors.

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2008, as well as the information contained in this Quarterly Report and our other reports and registration statements filed with the SEC.  There have been no material changes in the risk factors as previously disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K with the SEC for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits.

EXHIBIT INDEX

Exhibit Number

10.1	Release and Waiver of Claims, dated January 25, 2009, by Arie Cohen (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 28, 2009, and incorporated by reference herein.)
10.2

Letter Agreement, dated January 28, 2009, between Randy Thurman and the Company (Filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated January 28, 2009, and incorporated by reference herein.)

10.3	Compensation Program for Non-Employee Directors (Filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K dated January 28, 2009, and incorporated by reference herein.)
10.4

Employment Agreement, dated February 24, 2009, between Randy Thurman and the Company (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated February 27, 2009, and incorporated by reference herein.)

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

CARDIONET, INC.

Date: May 15, 2009	By:	/s/ Martin P. Galvan
Martin P. Galvan, CPA
Chief Financial Officer (Principal Financial Officer)