Form 10-Q
period 2009-06-30
CARDIONET INC
filed 2009-08-10
CIK 1113784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of August 3, 2009, 23,782,034 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

CARDIONET, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2009

FORWARD-LOOKING STATEMENTS

This press release includes certain forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995 regarding, among other things, our growth prospects, the prospects for our products and our confidence in the Company’s future. These statements may be identified by words such as “expect,” “anticipate,” “estimate,” “intend,” “plan,” “believe,” “promises” and other words and terms of similar meaning. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including important factors that could delay, divert, or change any of them, and could cause actual outcomes and results to differ materially from current expectations. These factors include, among other things, the potential for re-evaluation from Highmark or the CMS on reimbursement rates, the success of our sales and marketing initiatives, our ability to attract and retain talented executive management and sales personnel, our ability to identify acquisition candidates, acquire them on attractive terms and integrate their operations into our business, the commercialization of new products, market factors, internal research and development initiatives, partnered research and development initiatives, competitive product development, changes in governmental regulations and legislation, changes to reimbursement levels for our products, the continued consolidation of payors, acceptance of our new products and services and patent protection and litigation. For further details and a discussion of these and other risks and uncertainties, please see our most recent Form 10-K filed with the Securities and Exchange Commission, as well as the information included in this document and as otherwise enumerated herein or therein. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CARDIONET, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

	(Unaudited)
	June 30, 2009	December 31, 2008

Assets
Current assets:
Cash and cash equivalents	$44,566	$58,171
Accounts receivable, net of allowance for doubtful accounts of $21,202 and $14,426, at June 30, 2009 December 31, 2008, respectively	52,786	39,334
Due from related parties	144	97
Prepaid expenses and other current assets	1,028	1,059

Total current assets	98,524	98,661

Property and equipment, net	25,225	18,766
Intangible assets, net	1,370	1,823
Goodwill	45,999	45,999
Other assets	343	524

Total assets	$171,461	$165,773

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,513	$3,838
Accrued liabilities	5,421	10,238
Current portion of debt	25	72
Current portion of capital leases	49	49
Deferred revenue	490	461

Total current liabilities	12,498	14,658

Deferred rent	1,646	965
Other noncurrent liabilities	16	33

Total liabilities	14,160	15,656

Stockholders’ equity
Common stock, $.001 par value; 200,000,000 shares authorized; 23,782,010 and 23,477,137 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	24	24
Paid-in capital	228,949	222,608
Accumulated deficit	(71,672)	(72,515)

Total stockholders’ equity	157,301	150,117

Total liabilities and stockholders’ equity	$171,461	$165,773

See accompanying notes.

CARDIONET, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Net patient service revenues	$38,096	$29,189	$73,655	$54,437
Other revenues	168	151	330	366

Total revenues	38,264	29,340	73,985	54,803

Cost of revenues	11,993	9,834	23,831	19,353

Gross profit	26,271	19,506	50,154	35,450
Operating expenses:
General and administrative	14,134	10,016	28,460	19,081
Sales and marketing	8,440	5,412	15,987	10,527
Research and development	1,768	931	2,984	2,073
Integration, restructuring and other charges	(180)	610	1,959	1,916

Total expenses	24,162	16,969	49,390	33,597

Income from operations	2,109	2,537	764	1,853
Other income (expense):
Interest income	43	353	166	531
Interest expense	(3)	(86)	(8)	(152)

Total other income	40	267	158	379

Income before income taxes	2,149	2,804	922	2,232
Income tax expense	(584)	(1,172)	(79)	(940)

Net income	1,565	1,632	843	1,292

Dividends on and accretion of mandatorily redeemable convertible preferred stock	—	—	—	(2,597)

Net income (loss) attributable to common stockholders	$1,565	$1,632	$843	$(1,305)

Net income (loss) per common share:
Basic	$0.07	$0.07	$0.04	$(0.10)
Diluted	$0.07	$0.07	$0.04	$(0.10)

Weighted average number of common shares outstanding:
Basic	23,791,989	23,098,083	23,695,985	13,367,699
Diluted	23,794,731	24,191,099	23,826,831	13,367,699

See accompanying notes.

CARDIONET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2009	2008
Operating activities
Net income	$843	$1,292
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	4,866	3,346
Amortization of intangibles	453	492
Loss on disposal of property and equipment	94	116
Deferred rent	681	(61)
Provision for doubtful accounts	8,444	5,089
Stock-based compensation	3,790	751
Changes in operating assets and liabilities:
Accounts receivable	(21,896)	(11,581)
Due from related parties	(47)	45
Prepaid expenses and other current assets	31	(1,419)
Other assets	181	(793)
Accounts payable	2,675	(2,143)
Accrued and other liabilities	(4,805)	5,815

Net cash (used in) provided by operating activities	(4,690)	949

Investing activities
Purchases of property and equipment	(11,419)	(3,779)
Investment in subsidiary, net of cash acquired	—	(5,002)

Net cash used in investing activities	(11,419)	(8,781)

Financing activities
Proceeds from issuance of common stock	2,551	46,728
Proceeds from issuance of debt	—	500
Repayment of debt	(47)	(2,915)

Net cash provided by financing activities	2,504	44,313

Net increase (decrease) in cash and cash equivalents	(13,605)	36,481
Cash and cash equivalents — beginning of period	58,171	18,091

Cash and cash equivalents — end of period	$44,566	$54,572

Supplemental disclosure of cash flow information
Cash paid for interest	$8	$368
Cash paid for taxes	$6,169	$—

See accompanying notes.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Summary of Significant Accounting Policies

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows.  In the opinion of management, these consolidated financial statements reflect all adjustments which are of normal recurring nature and necessary for a fair presentation of the Company’s financial position as of June 30, 2009 and December 31, 2008, and the results of operations for the three and six months ended June 30, 2009 and 2008. The financial data and other information disclosed in these notes to the financial statements related to the three and six month periods are unaudited. The results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for any future period.

Net Income (Loss) Attributable to Common Shares

The Company computes net income (loss) per share in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 260, Earnings Per Share.  The following summarizes the potential outstanding common stock of the Company at June 30, 2009 and 2008. All share amounts have been adjusted for the one-for-two reverse stock split effected by the Company on March 5, 2008:

	June 30, 2009	June 30, 2008
Series B warrants	—	6,250
Common stock options and restricted stock units outstanding	2,018,552	1,592,744
Common stock options and restricted stock units available for grant	754,352	579,460
Common stock held by certain employees and unvested	18,540	65,572
Common stock	23,782,010	23,130,812

Total	26,573,454	25,374,838

Basic net income (loss) per share attributable to common stockholders is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potential dilutive common shares, including stock options, warrants and convertible preferred stock, as applicable.

The following table presents the calculation of historical basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Numerator:
Net income (loss) applicable to common stockholders	$1,565	$1,632	$843	$(1,305)
Denominator:
Weighted average common shares outstanding—basic	23,791,989	23,098,083	23,695,985	13,367,699
Dilutive effect of the Company’s employee compensation plans	2,742	1,093,016	130,846	—
Weighted average shares used in computing diluted net income (loss) per share	23,794,731	24,191,099	23,826,831	13,367,699
Basic net income (loss) per share	$0.07	$0.07	$0.04	$(0.10)
Diluted net income (loss) per share	$0.07	$0.07	$0.04	$(0.10)

If the outstanding vested options or restricted stock units were exercised or converted into common stock, the result would be anti-dilutive for the six months ended June 30, 2008. Accordingly, basic and diluted net loss attributable to common stockholders per share are identical for that period presented in the consolidated statements of operations.

Goodwill

The Company considers its business to be one reporting unit for purposes of performing its goodwill impairments analysis. Goodwill is reviewed for impairment annually, or when events arise that could indicate that and impairment exists. To determine whether an impairment exists, the Company estimates the fair value of the reporting unit using an income approach, generally a discounted cash flow methodology, that includes assumptions for, among other things, forecasted income, cash flow, growth rates, income tax rates, expected tax benefits and long-term discount rates, all of which require significant judgments. The Company also considers comparable market data to assist in determining the fair value of its reporting unit where appropriate. There are inherent uncertainties related to these factors and the judgment applied in the analysis. Nonetheless, the Company believes that the combination of an income and a market approach provides a reasonable basis to estimate the fair value of the reporting unit. If the estimated fair value of the reporting unit is less than its carrying value, an impairment exists and additional analysis will be undertaken to determine the amount of impairment.

Stock-Based Compensation

ASC 718, Compensation — Stock Compensation, addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. ASC 718 requires that an entity measure the cost of equity-based service awards based on the grant-date fair value of the award and recognize the cost of such awards over the period during which the employee is required to provide service in exchange for the award (the vesting period). ASC 718 requires that an entity measure the cost of liability-based service awards based on current fair value that is re-measured subsequently at each reporting date through the settlement date. The Company accounts for equity awards issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees.

The Company’s income before income taxes for the six months ended June 30, 2009 and 2008 was $3.8 million and $0.8 million lower, respectively, and the Company’s after-tax net income for the same periods was $3.5 million and $0.5 million lower, respectively, as a result of stock-based compensation expense incurred. The impact of stock-based compensation expense was $0.15 and $0.03 on both basic and diluted earnings per share for the six months ended June 30, 2009 and 2008, respectively.

The Company utilized the Black-Scholes valuation model for estimating the fair value of stock options granted using the following weighted average assumptions:

	Six months ended June 30,
	2009	2008
Expected dividend yield	0%	0%
Expected volatility	50%	50%
Risk-free interest rate	2.12%	2.68%
Expected life	6.25 years	6.25 years

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Since the Company’s stock was not publicly traded prior to the closing of its initial public offering, the expected volatility was calculated for each date of grant based on an alternative method. The Company identified similar public entities for which share price information was available and considered the historical volatility of these entities’ share price in estimated expected volatility. The risk-free interest rate is derived from the U.S. Federal Reserve rate in effect at the time of grant. The expected life calculation is based on the observed and expected time to the exercise of options by the Company’s employees based on historical exercise patterns for similar options. Based on the Company’s historical experience of options that cancel before becoming fully vested, the Company has assumed an annualized forfeiture rate of 15% for all options. Under the true-up provision of ASC 718, the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated.

Based on the above assumptions, the per share weighted average fair value of the options granted under the stock option plan for the six months ended June 30, 2009 and 2008 was $11.73 and $8.63, respectively.

The following table summarizes activity under all stock award plans from December 31, 2008 through June 30, 2009:

		Options Outstanding
	Shares		Weighted
	Available	Number	Average
	for Grant	of Shares	Exercise Price
Balance — December 31, 2008	340,935	1,635,205	$13.67
Additional options available for grant	1,024,921	—	$—
Granted	(850,890)	850,890	$24.84
Canceled	423,289	(423,289)	$9.63
Exercised	—	(214,815)	$8.25

Balance — March 31, 2009	938,255	1,847,991	$20.98

Granted	(222,386)	222,386	$17.63
Canceled	38,483	(38,483)	$14.44
Exercised	—	(13,342)	$17.41

Balance — June 30, 2009	754,352	2,018,552	$20.82

Per the plan documents, the 2008 Non-Employee Director Stock Option (NEDS) and Employee Stock Option (ESOP) Plans have an automatic increase in the shares available for grant every January the plans are active. The increase in the shares available for grant under the NEDS plan is equal to the lesser of the number of shares issuable upon the exercise of options granted during the preceding calendar year or such number of shares determined by the Board of Directors. The increase in the shares available for grant under the ESOP plan is equal to 4% of the total shares outstanding at December 31, 2008.

Additional information regarding options outstanding is as follows:

	June 30, 2009	June 30, 2008
Range of exercise price (per option)	$0.70 - $31.18	$0.70 - $20.00
Weighted average remaining contractual life (years)	9.15	8.99

Employee Stock Purchase Plan

On March 17, 2009, 44,189 shares were purchased in accordance with the Employee Stock Purchase Plan (ESPP). Net proceeds to the Company from the issuance of shares of common stock under the ESPP for the six months ended June 30, 2009 were $0.7 million. In January 2009, the number of shares available for grant was increased by 235,189, per the ESPP plan documents. At June 30, 2009, approximately 379,503 shares remain available for purchase under the ESPP.

New Accounting Pronouncements

Effective January 1, 2009, the Company prospectively adopted ASC 820, Fair Value Measurements and Disclosures, with respect to fair value measurements required for the Company’s nonfinancial assets and nonfinancial liabilities. The adoption did not have a material effect on the Company’s financial position or results of operations.

Effective January 1, 2009, the Company prospectively adopted ASC 805, Business Combinations and ASC 810, Consolidation. ASC 805 establishes the principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Previously any changes in valuation allowances as a result of income from acquisitions for certain deferred tax assets would serve to reduce goodwill. Under the current guidance, any changes in the valuation allowance related to income from acquisitions currently or in prior periods now serve to reduce income taxes in the period in which the reserve is reversed. Additionally, transaction related expenses that were previously capitalized are now expensed as incurred. As of December 31, 2008, the Company had no deferred transaction related expenses for business combination transactions in negotiation. All transaction related costs that have been incurred since the adoption of ASC 805 on January 1, 2009 have been expensed as incurred. ASC 810 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity; (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions; and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. The adoption did not have an effect on the Company’s financial position or results of operations.

In April 2009, ASC 805 was amended for provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. Under the amended guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance.  This amendment did not have a material effect on the Company’s financial position or results of operations.

In April 2009, ASC 820 was amended to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This amendment also includes guidance on identifying circumstances that indicate a transaction is not orderly. This amendment is effective for periods ending after June 15, 2009.  This amendment did not have a material effect on the Company’s financial position or results of operations.

In April 2009, ASC 320, Investments — Debt & Equity Securities, was amended to provide guidance for other-than-temporary impairments of debt securities. The amendment provides that financial asset impairment indicators should be based on the Company’s intent to sell the security instead of the Company’s ability to hold the security, and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This amendment is effective for periods ending after June 15, 2009.  This amendment did not have a material effect on the Company’s financial position or results of operations.

The Company adopted ASC 855, Subsequent Events on May 1, 2009. The guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. The guidance also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date - that is, whether that date represents the date the financial statements were issued or were available to be issued. In accordance with ASC 855, we have evaluated subsequent events through the date and time the financial statements were issued.

2.                                      Contingent Payment

On March 8, 2007, the Company acquired all of the outstanding capital stock of PDSHeart, Inc. (“PDSHeart” or “PDS”) for an aggregate purchase price of $51.6 million. In addition to the $51.6 million consideration, the Company agreed to pay PDSHeart stockholders $5.0 million of contingent consideration in the event of a qualifying liquidation event, including a public offering or acquisition. The Company’s initial public offering was consummated on March 25, 2008 and, accordingly, the purchase price for the PDSHeart acquisition was adjusted to $56.6 million to reflect this payment.

3.              Mandatorily Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

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

4.              Integration and Restructuring Activities

PDSHeart Integration

In connection with the acquisition of PDSHeart the Company initiated exit plans for acquired activities that are redundant to the Company’s existing operations. The plan includes the closure of a facility and the elimination of 35 positions in the areas of sales, finance, service and management. In connection with the plan, the Company established reserves of $0.5 million included in the purchase price allocation. The established reserve has been fully depleted, and no additional costs are expected to be incurred. The Company did not incur any expenses in relation to PDSHeart integration during the six months ended June 30, 2009, and incurred expenses of $0.6 million in the six months ended June 30, 2008. These costs were expensed in accordance with ASC 420, Exit or Disposal Cost Obligations. The integration was substantially completed as of December 31, 2008.

San Diego Restructuring

During the first quarter of 2008, the Company initiated plans to consolidate its Finance and Human Resource functions in Pennsylvania. This plan involved the elimination of seven positions in San Diego. The Company did not incur any restructuring expenses for the six months ended June 30, 2009, and incurred expenses of $0.3 million for the six months ended June 30, 2008. The integration was substantially completed as of December 31, 2008.

A summary of the reserve activity related to the San Diego restructuring plan as of June 30, 2009 is as follows:

	Initial Reserve Recorded	Payments through June 30, 2009	Additional reserves through June 30, 2009	Balance as of June 30, 2009
Severance and employee related costs	$662	995	536	203

5.              Income Taxes

The Company’s effective tax rate of 8.6% for the six months ended June 30, 2009 is based on its estimated fiscal 2009 pretax income. The Company has deferred income tax assets totaling approximately $28.3 million at June 30, 2009, consisting primarily of federal and state net operating loss and credit carryforwards and temporary differences related to the provision for doubtful accounts. The federal and state net operating loss carryforwards, if unused, will begin to expire in 2010. The federal and state credit carryforwards, if unused, will expire in 2026. Due to uncertainty regarding the ultimate realization of these net operating loss and credit carryforwards and other deferred income tax assets, the Company has established a valuation allowance for most of these assets and will recognize the benefits only as reassessment indicates the benefits are realizable.

6.              Subsequent Events

On April 2, 2009 CardioNet entered into a Merger Agreement to acquire Biotel Inc. for $14.0 million.  On July 14, 2009, CardioNet exercised its contractual right to terminate the Merger Agreement due to Biotel’s breach of certain covenants in the agreement. The next day, CardioNet notified Biotel of its obligation to pay the Company a $1.4 million termination fee in accordance with the Merger Agreement.  On or about July 16, 2009, Biotel subsequently commenced litigation against CardioNet in Minnesota District Court in Hennepin County, Fourth Judicial District, alleging that CardioNet had breached and improperly terminated the Merger Agreement. Biotel is seeking specific performance and damages. The Company plans to vigorously defend its position, and does not expect the outcome of this litigation to have a material impact on the financial statements.

On July 10, 2009, Highmark announced a reduction in the reimbursement from its current pricing to $754 per service, a reduction of approximately 33%. The Company believes that the reduced rate is not supported by the facts or the accepted methodologies for establishing reimbursement, and is currently engaging CMS and Highmark in discussions to develop a pricing methodology that appropriately values MCOT™ technology and related services. If no alternative is attained, the new pricing will become effective on September 1, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2008, and in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company’s actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this report and in the Company’s other filings with the Securities and Exchange Commission. See the “Forward Looking Statements” section at the beginning of this report.

Company Background

CardioNet is a leading provider of ambulatory, continuous, real-time outpatient management solutions for monitoring relevant and timely clinical information regarding an individual’s health. The Company’s efforts are initially focused on the diagnosis and monitoring of cardiac arrhythmias, or heart rhythm disorders, with a solution that it markets as Mobile Cardiac Outpatient Telemetry™ (MCOT™). The Company actively began developing its product platform in April 2000, and since that time, has devoted substantial resources in advancing its patient monitoring solutions. The platform successfully integrates a wireless data transmission network, internally developed software, FDA-cleared algorithms and medical devices, and a 24-hour monitoring service center.

The Company has been an approved Independent Diagnostic Testing Facility (“IDTF”) for Medicare since it received 510(k) clearance for the first and second generation of our core MCOT™ devices in 2002. The Company received FDA 510(k) clearance for the proprietary algorithm included in its third generation product, or C3, in October 2005. Subsequently in November 2006, the Company received FDA 510(k) clearance for its C3 system which it has incorporated as part of its monitoring solution. The Company continues to pursue innovation of new and existing medical solutions through investments in research and development. The CardioNet Monitoring Center commenced operations in Conshohocken, Pennsylvania in 2002, concurrent with its first FDA approval, and all of the Company’s MCOT™ arrhythmia monitoring activities are currently conducted at that location.

In March 2007, the Company acquired all of the outstanding capital stock of PDSHeart. The acquisition of PDSHeart provided three additional product lines to compliment MCOT™: event, Holter and Pacer monitoring solutions. In addition, the acquisition supplied the Company with existing sales channels and relationships in geographic areas that were previously had not been penetrated prior to the acquisition. In March 2008, the Company completed an initial public offering of its common stock for proceeds of approximately $46.7 million, net of underwriter commissions and estimated offering expenses.

Qualcomm Supplier Agreement

The Company established a relationship with Qualcomm Inc. (“Qualcomm”) in May 2003. Qualcomm is the sole provider of wireless cellular data connectivity solutions and data hosting and queuing services for the Company’s monitoring network. The Company has no fixed or minimum financial commitment as it relates to network usage or volume activity. However, if the Company fails to maintain an agreed-upon number of active cardiac monitoring devices on the Qualcomm network or it utilizes the monitoring and communications services of a provider other than Qualcomm, Qualcomm has the right to terminate its relationship with the Company.

Carrier Pricing

In October 2008, the Centers for Medicare and Medicaid Services (“CMS”) established reimbursement rates that cover MCOT™ services. The reimbursement rates are applicable to the Category I CPT codes (93228 and 93229) established by the American Medical Association (“AMA”) for MCOT™ became effective on January 1, 2009. Highmark Medicare Services (“Highmark”) is responsible for setting the reimbursement rate on behalf of CMS for code 93229, which is the code for the technical component of our services. The new billing codes allow for automated claims adjudication, substantially simplifying the reimbursement process for physicians and payors compared to the current process. Reimbursement prior to the use of the new CPT codes was obtained through non-specific billing codes which require various narratives that, in most cases, involve semi-automated or manual processing, as well as additional review by payors.

On July 10, 2009, Highmark announced a reduction in the reimbursement from its current pricing to $754 per service, a reduction of approximately 33%. The Company believes that the reduced rate is not supported by the facts or the accepted methodologies for establishing reimbursement, and is currently engaging CMS and Highmark in discussions to develop a pricing methodology that appropriately values MCOT™ technology and related services. If no alternative is attained, the new pricing will become effective on September 1, 2009. The Company believes that its current independent business model may not be economically viable at the proposed pricing level.

Commercial Contracts

We have successfully secured contracts with many national and regional commercial payors. We increased the number of MCOT™ contracts with commercial payors from 181 at June 30, 2008 to 219 at June 30, 2009. We estimate that the number of covered commercial lives increased from 137 million at June 30, 2008 to 157 million at June 30, 2009. The current estimated total of 197 million covered lives for Medicare and commercial lives for which we had reimbursement contracts as of June 30, 2009 represents approximately 76% of the total covered lives in the United States. The MCOT™ contracts also cover event, Holter and Pacer service pricing. In addition, there were approximately 75 contracts with commercial payors that pertained only to event, Holter and Pacer service pricing, and did not cover MCOT™. The majority of the remaining covered lives are insured by a relatively small number of large commercial insurance companies that deemed MCOT™ to be “experimental and investigational” and do not currently reimburse us for services provided to their beneficiaries. We believe the CPT codes and reimbursement rates that became effective in January 2009 will lead to acceptance of the MCOT™ technology and facilitate future contract negotiations with these remaining non-contracted payors.

Results of Operations

Three Months Ended June 30, 2009 and 2008

Revenues.    Total revenues for the three months ended June 30, 2009 increased to $38.3 million from $29.3 million for the three months ended June 30, 2008, an increase of $9.0 million, or 30.4%. MCOT™ revenue increased $9.6 million, offset by a decrease in PDS and other revenue of $0.6 million.

Gross Profit.    Gross profit increased to $26.3 million for the three months ended June 30, 2009, or 68.7% of revenues, from $19.5 million for the three months ended June 30, 2008, or 66.5% of revenues. The increase of $6.8 million, or 34.7%, was due to increased revenue from MCOT™ services, offset by an increase in cost of sales related to payroll expense due to higher headcount of $1.5 million, increased depreciation expense related to additional devices being in service in the 2009 period compared to the 2008 period of $0.6 million, and an increase in supplies and other miscellaneous expenses of $0.1 million.

General and Administrative Expense.    General and administrative expense increased to $14.1 million for the three months ended June 30, 2009 from $10.0 million for the three months ended June 30, 2008. This increase of $4.1 million, or 41.1%, was primarily due to an increase in the provision for bad debt of $1.9 million, increase in stock compensation expense of $1.7 million, increase in professional fees of $0.4 million, and $0.1 million of miscellaneous expenses. As a percentage of total revenues, general and administrative expense was 36.9% for the three months ended June 30, 2009 compared to 34.1% for the three months ended June 30, 2008.

Sales and Marketing Expense.    Sales and marketing expense was $8.4 million for the three months ended June 30, 2009 compared to $5.4 million for the three months ended June 30, 2008. The increase of $3.0 million, or 55.9%, was due to the growth of the sales force and sales operations infrastructure.  As a percent of total revenues, sales and marketing expense was 22.1% for the three months ended June 30, 2009 compared to 18.4% for the three months ended June 30, 2008.

Research and Development Expense.    Research and development expense was $1.8 million for the three months ended June 30, 2009 compared to $0.9 million for the three months ended June 30, 2008. The increase of $0.9 million, or 89.9%, was due primarily to an increase in consulting fees of $0.5 million, increase in payroll expense of $0.2 million and miscellaneous expenses of $0.2 million. As a percent of total revenues, research and development expense increased to 4.6% for the three months ended June 30, 2009 compared to 3.2% for the three months ended June 30, 2008.

Integration, Restructuring and Other Charges.    A final insurance payment related to the fire that occurred at our Conshohocken, PA facility in August 2008 was received in the three months ended June 30, 2009, resulting in a benefit of $0.2 million. For the three months ended June 30, 2008, the Company incurred integration charges relating to the PDSHeart acquisition of $0.4 million, and incurred restructuring charges relating to the consolidation of our Finance and Human Resources functions in Pennsylvania of $0.2 million. These activities were substantially completed as of December 31, 2008, and thus, no charges related to integration and restructuring were incurred in the three months ended June 30, 2009.

Other Income.    Net interest income was $0.1 million for the three months ended June 30, 2009, down from $0.3 million for the three months ended June 30, 2008. The decline of $0.2 million, or 85.0% was due primarily to lower short term interest rates and a lower average cash balance in the first three months of 2009 compared to the first three months of 2008.

Income Taxes.    The Company’s effective tax rate was 27.2% for the three months ended June 30, 2009, compared to an effective tax rate of 41.8% for the three months ended June 30, 2008. The effective tax rate is based on our estimated fiscal 2009 pretax income.

Net Income.    Net income for the three months ended June 30, 2009 was flat compared to the three months ended June 30, 2008 at $1.6 million. As a percent of total revenues, net income was 4.1% for the three months ended June 30, 2009 compared to 5.6% for the three months ended June 30, 2008.

Six Months Ended June 30, 2009 and 2008

Revenues.    Total revenues for the six months ended June 30, 2009 increased to $74.0 million from $54.8 million for the six months ended June 30, 2008, an increase of $19.2 million, or 35.0%. MCOT™ revenue increased $20.9 million, offset by a decrease in PDS and other revenue of $1.7 million.

Gross Profit.    Gross profit increased to $50.2 million for the six months ended June 30, 2009, or 67.8% of revenues, from $35.5 million for the six months ended June 30, 2008, or 64.7% of revenues. The increase of $14.7 million, or 41.5%, was due to increased revenue from MCOT™ services, offset by an increase in cost of sales related to payroll expense due to higher headcount of $3.3 million and increased depreciation expense related to additional devices being in service in the 2009 period compared to the 2008 period of $1.1 million.

General and Administrative Expense.    General and administrative expense increased to $28.5 million for the six months ended June 30, 2009 from $19.1 million for the six months ended June 30, 2008. This increase of $9.4 million, or 49.2%, was primarily due to an increase in the provision for bad debt of $3.3 million, increase in stock compensation expense of $2.9 million, increase in payroll expense of $1.5 million, increase in bonus expense of $1.2 million, increase in professional fees of $0.4 million, and $0.1 million of miscellaneous expenses. As a percentage of total revenues, general and administrative expense was 38.5% for the six months ended June 30, 2009 compared to 34.8% for the six months ended June 30, 2008.

Sales and Marketing Expense.    Sales and marketing expense was $16.0 million for the six months ended June 30, 2009 compared to $10.5 million for the six months ended June 30, 2008. The increase of $5.5 million, or 51.9%, was due to the growth of the sales force and sales operations infrastructure.  As a percent of total revenues, sales and marketing expense was 21.6% for the six months ended June 30, 2009 compared to 19.2% for the six months ended June 30, 2008.

Research and Development Expense.    Research and development expense was $3.0 million for the six months ended June 30, 2009 compared to $2.1 million for the six months ended June 30, 2008. The increase of $0.9 million, or 43.9%, was due primarily to an increase in payroll expense of $0.4 million, increase in consulting fees of $0.3 million and miscellaneous expenses of $0.2 million. As a percent of total revenues, research and development expense increased to 4.0% for the six months ended June 30, 2009 from 3.8% for the six months ended June 30, 2008.

Integration, Restructuring and Other Charges.    Integration, restructuring and other charges was $2.0 million, or 2.6% of revenues, for the six months ended June 30, 2009, comprised primarily of severance expenses of $2.1 million related to departure of certain executives in the first quarter of 2009. The severance costs were offset slightly by an insurance payment received related to the fire that occurred at our Conshohocken, PA facility in August 2008. For the six months ended June 30, 2008, integration, restructuring and other charges totaled $1.9 million, or 3.5% of revenues. The charges for the six months ended June 30, 2008 included $1.0 million related to the resolution of intellectual property litigation, integration charges relating to the PDSHeart acquisition of $0.6 million, and restructuring charges relating to the consolidation of our Finance and Human Resources functions in Pennsylvania of $0.3 million.

Other Income.    Net interest income was $0.2 million for the six months ended June 30, 2009, a decrease of $0.2 million, or 58.3% from $0.4 million for the six months ended June 30, 2008. The decrease was primarily due to lower short term interest rates and a lower average cash balance in the first six months of 2009 compared to the first six months of 2008.

Income Taxes.    The Company’s effective tax rate was 8.6% for the six months ended June 30, 2009, compared to an effective tax rate of 42.1% for the six months ended June 30, 2008. The effective tax rate for the six months ended June 30, 2009 is based on our estimated fiscal 2009 pretax income. The Company has approximately $27.6 million in federal net operating losses as of June 30, 2009 to offset future taxable income expiring in various years through 2026.

Net Income.    Net income for the six months ended June 30, 2009 increased to $0.8 million from a net loss of $1.3 million for the six months ended June 30, 2008.

Liquidity and Capital Resources

As of June 30, 2009, our principal source of liquidity was cash and cash equivalents totaling $44.6 million and net accounts receivable of $52.9 million. The Company incurred net losses from inception through March 31, 2008. Prior to operating at a net profit, the Company obtained funding through various debt sources. In March 2008, all material portions of interest-bearing debt were retired in conjunction with the Company’s initial public offering (IPO). Proceeds from the IPO were $46.7 million, net of underwriting commissions and offering expenses. From March 2008 through June 30, 2009 the Company generated sufficient cash to fund its business through continuing operations.

For the six months ended June 30, 2009, cash flow from operations decreased to a cash outflow of $4.7 million, down from a cash inflow of $1.0 for the six months ended June 30, 2008. The decrease was due primarily to an increase in accounts receivable that resulted from higher sales of MCOT™ services, as well as an extended receivable turnover rate in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The increase in accounts receivable was offset by an increase in accounts payable, accrued liabilities and higher depreciation related to growth in operations, increased provision for doubtful accounts related to aging receivables, and increased stock-based compensation related to the adoption of the director compensation plan, as well as the hiring of several senior level employees that received stock-based compensation awards upon employment commencement.

The Company used net cash in investing activities of $11.4 million for the six months ended June 30, 2009, compared to $8.8 million in the six months ended June 30, 2008, an increase of $2.6 million. The increase was primarily due to investment in medical devices related to increased patient volume for the six months ended June 30, 2009.

The Company generated net cash from financing activities of $2.5 million in the six months ended June 30, 2009, compared to $44.3 million in the six months ended June 30, 2008, a decrease of $41.8 million. The decrease was primarily due to the Company receiving proceeds from its initial public offering in the first quarter of 2008.

We believe that our existing cash and cash equivalent balances and revenues from our operations will be sufficient to meet our anticipated cash requirements for the foreseeable future.

Our future funding requirements will depend on many factors, including:

•                  the reimbursement rates associated with our products and services;

•                  our ability to secure contracts with additional commercial payors providing for the reimbursement of our services;

•                  the costs associated with developing, manufacturing and building our inventory of our future monitoring solutions;

•                  the costs of hiring additional personnel and investing in infrastructure to support future growth;

•                  actions taken by the FDA and other regulatory authorities affecting the MCOT™ and competitive products;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our cash and cash equivalents as of June 30, 2009 consisted primarily of cash and money market funds with maturities of less than 90 days.  The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while, at the same time, maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, our investment policy allows us to maintain a portfolio of cash equivalents and short term investments in a variety of securities including money market funds and corporate debt securities. Due to the short term nature of our investments, we believe we have no material exposure to interest rate risk.

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

PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings.

On April 2, 2009 CardioNet entered into a Merger Agreement to acquire Biotel Inc. for $14.0 million.  On July 14, 2009, CardioNet exercised its contractual right to terminate the Merger Agreement due to Biotel’s breach of certain covenants in the agreement.  The next day, CardioNet notified Biotel of its obligation to pay the Company a $1.4 million termination fee in accordance with the Merger Agreement.  On or about July 16, 2009, Biotel subsequently commenced litigation against CardioNet in Minnesota District Court in Hennepin County, Fourth Judicial District, alleging that CardioNet had breached and improperly terminated the Merger Agreement. Biotel is seeking specific performance and damages. The Company plans to vigorously defend its position, and does not expect the outcome of this litigation to have a material impact on the financial statements.

Item 1A.  Risk Factors.

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2008, as well as the information contained in this Quarterly Report and our other reports and registration statements filed with the SEC.  Material changes from the risk factors previously disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K with the SEC for the year ended December 31, 2008 are discussed below.

A permanent reduction in the published Medicare reimbursement rates could negatively impact our business and our operating results.

Highmark Medicare Services recently announced the reduction of the Medicare reimbursement rate for the company’s MCOT™ services to $754, a reduction of approximately 33%, which is scheduled to go into effect September 1, 2009. If the rate becomes effective the Company may not be economically viable under its current business model.

Reductions in the Medicare reimbursement rates applicable to the Company’s services may lead to pressure from insurance carriers to reduce our commercial pricing.

In the first six months of 2009 a limited number of commercial payers have requested price reductions based on our Medicare reimbursement rates. If the Medicare reimbursement rate reduction goes into effect in September, we may experience additional pressure from insurance payers to reduce commercial pricing. A decrease in commercial pricing would adversely affect our financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

At the 2009 Annual Meeting of Stockholders of the Company, held on May 8, 2009, the following matters were considered by the stockholders and received the following vote:

1.               Management’s nominees, Randy H. Thurman and Kirk E. Gorman, were elected as Class II directors.  Voting (expressed in number of shares) was as follows:  Mr. Thurman:  15,150,875 for, 7,619,003 against or withheld and no abstentions or broker non-votes and Mr. Gorman: 12,929,961 for, 9,839,917 against or withheld and no abstentions or broker non-votes.

2.               The shareholders approved a proposal to ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2009.  Voting (expressed in number of shares) was as follows: 21,746,551 for, 1,022,312 against and 1,016 abstentions or broker non-votes.

3.               The shareholders did not approve an amendment to the CardioNet, Inc. 2008 Non-Employee Directors’ Stock Option Plan (the “Director Plan”) and all outstanding options granted thereunder to date to extend the post-termination exercise period for vested options from three months following the director’s termination of service to the remainder of the option term in effect at the time of the director’s termination of service.  Voting (expressed in number of shares) was as follows: 7,805,342 for, 12,542,330 against and 573,983 abstentions or broker non-votes.

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

CARDIONET, INC.

Date: August 10, 2009	By:	/s/ Martin P. Galvan
Martin P. Galvan, CPA
Chief Financial Officer (Principal Financial Officer)