Form 10-Q
period 2009-09-30
CARDIONET INC
filed 2009-11-06
CIK 1113784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2009

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

As of October 30, 2009, 23,868,596 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

CARDIONET, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2009

FORWARD-LOOKING STATEMENTS

This document includes certain forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995 regarding, among other things, our growth prospects, the prospects for our products and our confidence in the Company’s future. These statements may be identified by words such as “expect,” “anticipate,” “estimate,” “intend,” “plan,” “believe,” “promises” and other words and terms of similar meaning. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including important factors that could delay, divert, or change any of them, and could cause actual outcomes and results to differ materially from current expectations. These factors include, among other things, our efforts to address the operational issues and strategic options described in this report, the success of our sales and marketing initiatives, our ability to attract and retain talented executive management and sales personnel, our ability to identify acquisition candidates, acquire them on attractive terms and integrate their operations into our business, the commercialization of new products, market factors, internal research and development initiatives, partnered research and development initiatives, competitive product development, changes in governmental regulations and legislation, changes to reimbursement levels for our products, the continued consolidation of payors, acceptance of our new products and services and patent protection and litigation. For further details and a discussion of these and other risks and uncertainties, please see our public filings with the Securities and Exchange Commission, including our latest periodic reports on Form 10-K and 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CARDIONET, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

	(Unaudited)
	September 30, 2009	December 31, 2008

Assets
Current assets:
Cash and cash equivalents	$42,873	$58,171
Accounts receivable, net of allowance for doubtful accounts of $25,890 and $14,426, at September 30, 2009 and December 31, 2008, respectively	49,379	39,334
Due from related parties	14	97
Prepaid expenses and other current assets	1,359	1,059

Total current assets	93,625	98,661

Property and equipment, net	27,869	18,766
Intangible assets, net	1,154	1,823
Goodwill	45,999	45,999
Other assets	371	524

Total assets	$169,018	$165,773

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,358	$3,838
Accrued liabilities	6,516	10,238
Current portion of debt	—	72
Current portion of capital leases	49	49
Deferred revenue	454	461

Total current liabilities	13,377	14,658

Deferred rent	1,563	965
Other noncurrent liabilities	6	33

Total liabilities	14,946	15,656

Stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 23,867,765 and 23,477,137 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	24	24
Paid-in capital	231,144	222,608
Accumulated deficit	(77,096)	(72,515)

Total stockholders’ equity	154,072	150,117

Total liabilities and stockholders’ equity	$169,018	$165,773

See accompanying notes.

CARDIONET, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Net patient service revenues	$33,300	$31,073	$106,954	$85,510
Other revenues	40	150	370	516

Total revenues	33,340	31,223	107,324	86,026

Cost of revenues	11,829	10,014	35,661	29,367

Gross profit	21,511	21,209	71,663	56,659
Operating expenses:
General and administrative	15,380	10,757	43,840	29,839
Sales and marketing	9,562	5,216	25,548	15,743
Research and development	1,325	943	4,310	3,015
Integration, restructuring and other charges	1,150	2,859	3,109	4,775

Total expenses	27,417	19,775	76,807	53,372

(Loss) income from operations	(5,906)	1,434	(5,144)	3,287
Other income (expense):
Interest income	12	332	178	863
Interest expense	(2)	(9)	(10)	(161)

Total other income	10	323	168	702

(Loss) income before income taxes	(5,896)	1,757	(4,976)	3,989
Income tax benefit (expense)	474	(770)	395	(1,710)

Net (loss) income	(5,422)	987	(4,581)	2,279

Dividends on and accretion of mandatorily redeemable convertible preferred stock	—	—	—	(2,597)

Net (loss) income attributable to common stockholders	$(5,422)	$987	$(4,581)	$(318)

Net (loss) income per common share:
Basic	$(0.23)	$0.04	$(0.19)	$(0.02)
Diluted	$(0.23)	$0.04	$(0.19)	$(0.02)

Weighted average number of common shares outstanding:
Basic	23,813,040	23,171,000	23,741,785	16,644,000
Diluted	23,813,040	24,039,000	23,741,785	16,644,000

See accompanying notes.

CARDIONET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2009	2008
Operating activities
Net (loss) income	$(4,581)	$2,279
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	7,240	5,384
Amortization of intangibles	669	738
Loss on disposal of property and equipment	184	281
Deferred rent	598	(93)
Provision for doubtful accounts	14,086	8,849
Stock-based compensation	5,458	2,434
Changes in operating assets and liabilities:
Accounts receivable	(24,131)	(22,078)
Due from related parties	83	141
Prepaid expenses and other current assets	(300)	(2,280)
Other assets	153	(2,522)
Accounts payable	2,520	73
Accrued and other liabilities	(3,756)	11,124

Net cash (used in) provided by operating activities	(1,777)	4,330

Investing activities
Purchases of property and equipment	(16,527)	(6,874)
Investment in subsidiary, net of cash acquired	—	(5,002)

Net cash used in investing activities	(16,527)	(11,876)

Financing activities
Proceeds from issuance of common stock	3,078	48,364
Proceeds from issuance of debt	—	500
Repayment of debt	(72)	(3,117)

Net cash provided by financing activities	3,006	45,747

Net increase (decrease) in cash and cash equivalents	(15,298)	38,201
Cash and cash equivalents — beginning of period	58,171	18,091

Cash and cash equivalents — end of period	$42,873	$56,292

Supplemental disclosure of cash flow information
Cash paid for interest	$10	$378
Cash paid for taxes	$6,130	$—

See accompanying notes.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Summary of Significant Accounting Policies

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows.  In the opinion of management, these consolidated financial statements reflect all adjustments which are of normal recurring nature and necessary for a fair presentation of the Company’s financial position as of September 30, 2009 and December 31, 2008, and the results of operations for the three and nine months ended September 30, 2009 and 2008. The financial data and other information disclosed in these notes to the financial statements related to the three and nine month periods are unaudited. The results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for any future period.

Net Income (Loss) Attributable to Common Shares

The Company computes net income (loss) per share in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 260, Earnings Per Share.  The following summarizes the potential outstanding common stock of the Company at September 30, 2009 and 2008. All share amounts have been adjusted for the one-for-two reverse stock split effected by the Company on March 5, 2008:

	September 30, 2009	September 30, 2008
Series B warrants	—	6,250
Common stock options and restricted stock units outstanding	2,137,613	1,740,885
Common stock options and restricted stock units available for grant	631,933	373,757
Common stock held by certain employees and unvested	13,177	52,343
Common stock	23,867,765	23,328,028

Total	26,650,488	25,501,263

Basic net income (loss) per share attributable to common stockholders is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potential dilutive common shares, including stock options, warrants and convertible preferred stock, as applicable.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Numerator:
Net (loss) income applicable to common stockholders	$(5,422)	$987	$(4,581)	$(318)
Denominator:
Weighted average common shares outstanding—basic	23,813,040	23,171,000	23,741,785	16,644,000
Dilutive effect of the Company’s employee compensation plans	—	868,000	—	—
Weighted average shares used in computing diluted net income (loss) per share	23,813,040	24,039,000	23,741,785	16,644,000
Basic net income (loss) per share	$(0.23)	$0.04	$(0.19)	$(0.02)
Diluted net income (loss) per share	$(0.23)	$0.04	$(0.19)	$(0.02)

If the outstanding vested options or restricted stock units were exercised or converted into common stock, the result would be anti-dilutive for the three and nine months ended September 30, 2009, and the nine months ended September 30, 2008. Accordingly, basic and diluted net loss attributable to common stockholders per share are identical for those periods presented in the consolidated statements of operations.

Goodwill

The Company considers its business to be one reporting unit for purposes of performing its goodwill impairment analysis. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. To determine whether an impairment exists, the Company estimates the fair value of the reporting unit using an income approach, generally a discounted cash flow methodology, that includes assumptions for, among other things, forecasted income, cash flow, growth rates, income tax rates, expected tax benefits and long-term discount rates, all of which require significant judgments. The Company also considers comparable market data to assist in determining the fair value of its reporting unit. There are inherent uncertainties related to these factors and the judgment applied in the analysis. Nonetheless, the Company believes that the combination of an income and a market approach provides a reasonable basis to estimate the fair value of the reporting unit. If the estimated fair value of the reporting unit is less than its carrying value, an impairment exists and additional analysis will be undertaken to determine the amount of impairment.

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

The Company’s income before and after income taxes for the nine months ended September 30, 2009 was $5.5 million lower, and the Company’s before and after-tax net income for the nine months ended September 30, 2008 was $2.5 million lower, as a result of stock-based compensation expense incurred. The impact of stock-based compensation expense was $0.23 and $0.15 on both basic and diluted earnings per share for the nine months ended September 30, 2009 and 2008, respectively.

The Company utilized the Black-Scholes valuation model for estimating the fair value of stock options granted using the following weighted average assumptions:

	Nine Months Ended September 30,
	2009	2008
Expected dividend yield	0%	0%
Expected volatility	55%	50%
Risk-free interest rate	2.24%	2.52%
Expected life	6.25 years	6.25 years

The dividend yield of zero is based on the fact that the Company has never paid dividends and has no present intention to pay dividends. For stock-based compensation grants made after July 1, 2009, the Company estimated the expected volatility assumption by calculating the volatility of its stock price from its IPO date through the current quarter, which yielded an estimated volatility of approximately 86%.  Expected volatility was estimated based on the volatility of comparable companies for grants made prior to July 1, 2009. This alternative method was used because the Company’s stock was not publicly traded prior to the closing of its initial public offering, and did not yield a reliable estimate of volatility during the period of its initial public offering through the end of the second quarter of 2009. The Company believes that its own stock price is a better representation of stock-based compensation volatility going forward as the Company’s stock has been traded for a long enough period to develop a meaningful trend. The risk-free interest rate is derived from the U.S. Treasury rate in effect at the time of grant. The expected life calculation is based on the observed and expected time to the exercise of options by the Company’s employees based on historical exercise patterns for similar options. Based on the Company’s historical experience of options that cancel before becoming fully vested, the Company has assumed an annualized forfeiture rate of 15% for all options. Under the true-up provision of ASC 718, the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated.

Based on the above assumptions, the per share weighted average fair value of the options granted under the stock option plan for the nine months ended September 30, 2009 and 2008 was $10.81 and $12.20, respectively.

The following table summarizes activity under all stock award plans from December 31, 2008 through September 30, 2009:

		Options Outstanding
	Shares		Weighted
	Available	Number	Average
	for Grant	of Shares	Exercise Price
Balance — December 31, 2008	340,935	1,635,205	$13.67
Additional options available for grant	1,024,921	—	$—
Granted	(850,890)	850,890	$24.84
Canceled	423,289	(423,289)	$9.63
Exercised	—	(214,815)	$8.25

Balance — March 31, 2009	938,255	1,847,991	$20.98

Granted	(222,386)	222,386	$17.63
Canceled	38,483	(38,483)	$14.44
Exercised	—	(13,342)	$17.41

Balance — June 30, 2009	754,352	2,018,552	$20.82

Granted	(171,000)	171,000	$9.20
Canceled	48,581	(48,581)	$12.71
Exercised	—	(3,358)	$2.56

Balance — September 30, 2009	631,933	2,137,613	$20.13

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

Additional information regarding options outstanding is as follows:

	September 30, 2009	September 30, 2008
Range of exercise prices (per option)	$0.70 - $31.18	$0.70 - $31.18
Weighted average remaining contractual life (years)	8.95	9.09

Employee Stock Purchase Plan

On March 17, 2009 and September 17, 2009, 44,189 shares and 77,010 shares, respectively, were purchased in accordance with the Employee Stock Purchase Plan (ESPP). Net proceeds to the Company from the issuance of shares of common stock under the ESPP for the nine months ended September 30, 2009 were $1.2 million. In January 2009, the number of shares available for grant was increased by 235,189, per the ESPP plan documents. At September 30, 2009, approximately 302,493 shares remain available for purchase under the ESPP.

New Accounting Pronouncements

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

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

4.              Integration and Restructuring Activities

2009 Restructuring

On or about July 22, 2009, the Company undertook an initiative to reduce support costs company-wide and initiated plans to move the majority of its manufacturing activities from San Diego to its facility in Chester, Pennsylvania. The Company believes that it can achieve a reduction in shipping and administrative costs by combining its manufacturing facilities into one location. Prior to the restructuring, devices were shipped to and from the San Diego location for production and maintenance before being deployed out of the Company’s distribution facility in Pennsylvania.

Also on or about July 22, 2009, the Company closed its event monitoring facility in Florida and consolidated its with the Company’s event monitoring facility in Georgia. The Company believes that it can realize cost efficiencies by consolidating its event monitoring centers in the southeastern United States and by eliminating duplicative administrative costs.

The restructuring plan involves the elimination of approximately 80 positions and the relocation of 15 employees. The Company expects the restructuring to be substantially completed by the end of 2009, and expects the total cost of the restructuring to be approximately $1.5 million, all of which are expected to result in cash charges. The Company incurred restructuring expenses of $1.2 million for the nine months ended September 30, 2009.

A summary of the reserve activity related to the 2009 restructuring plan as of September 30, 2009 is as follows:

	Initial Reserve Recorded	Payments through September 30, 2009	Balance as of September 30, 2009
Severance and employee related costs	$1,014	$384	$630
Other exit activity costs	136	136	—
Total	$1,150	$520	$630

The Company accounts for expenses associated with exit or disposal activities in accordance with ASC 420, Exit or Disposal Cost Obligations, and records the expenses in Integration, restructuring and other charges in its statement of operations, and records the related accrual in the Accrued expenses line of its balance sheet.

San Diego Restructuring

During the first quarter of 2008, the Company initiated plans to consolidate its Finance and Human Resource functions in Pennsylvania. This plan involved the elimination of seven positions in San Diego. The Company did not incur any restructuring expenses for the nine months ended September 30, 2009, and incurred expenses of $0.3 million for the nine months ended September 30, 2008. The integration was substantially completed as of December 31, 2008.

5.              Income Taxes

The Company’s effective tax rate was a benefit of 7.9% for the nine months ended September 30, 2009. This was due primarily to a benefit received from the adjustment of the estimated effective tax rate to the actual tax rate upon the filing of the Company’s 2008 tax return. The Company has deferred income tax assets totaling approximately $31.7 million at September 30, 2009, consisting primarily of federal and state net operating loss and credit carryforwards and temporary differences related to the provision for doubtful accounts. The federal and state credit carryforwards, if unused, will expire in 2026. Due to uncertainty regarding the ultimate realization of these net operating loss and credit carryforwards and other deferred income tax assets, the Company has established a valuation allowance for most of these assets and will recognize the benefits only as reassessment indicates the benefits are realizable.

6.              Reimbursement

On July 10, 2009, Highmark announced a reduction in the reimbursement rate for our MCOT™ services to $754 per service, a reduction of approximately 33%. This new rate went into effect on September 1, 2009. The reduction in reimbursement rates is reflected in the Revenue and Accounts receivable lines in the Company’s financial statements.

7.              Legal Proceedings

On August 26, 2009, two putative class actions were filed in the United States District Court for the Eastern District of Pennsylvania naming CardioNet, Inc., Randy Thurman and Martin P. Galvan as defendants and alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended.  These actions were consolidated on September 9, 2009 under docket number 09-3894. The complaints purport to bring claims on behalf of a class of persons who purchased the Company’s common stock between April 30, 2009 and June 30, 2009 and between April 30, 2009 and July 10, 2009.  The complaints allege that the defendants issued various materially false and misleading statements relating to the Company’s projected performance that had the effect of artificially inflating the market price of its securities.  The Company believes the claims are without merit and intends to defend the litigation vigorously. At this time, it is not possible to determine the likelihood or amount of liability, if any, on the part of the Company. Consistent with ASC 450-20-25, no accrual has been recorded in the financial statements.

On April 2, 2009 CardioNet entered into a Merger Agreement to acquire Biotel Inc. for $14.0 million.  On July 14, 2009, CardioNet exercised its contractual right to terminate the Merger Agreement due to Biotel’s breach of certain covenants in the agreement.  The next day, CardioNet notified Biotel of its obligation to pay the Company $1.4 million for a termination fee and expenses in accordance with the Merger Agreement.  On or about July 16, 2009, Biotel subsequently commenced litigation against CardioNet in Minnesota District Court in Hennepin County, Fourth Judicial District, alleging that CardioNet had breached and improperly terminated the Merger Agreement. CardioNet removed the action to the United States District Court for the District of Minnesota on the basis of diversity jurisdiction, and Biotel did not seek to remand the action. Biotel is seeking specific performance and damages (the amount of which is currently unspecified). CardioNet has counterclaimed under the terms of the Merger Agreement for its termination fee and associated expenses; the current amount of that counterclaim is $1.4 million.  The case is to be ready for trial by July 15, 2010. Discovery is underway.  The Company plans to vigorously defend its position and prosecute its counterclaim. At this time, it is not possible to determine the likelihood or amount of liability, if any, on the part of the Company. Consistent with ASC 450-20-25, no accrual has been recorded in the financial statements.

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

Company Background

CardioNet is a leading provider of ambulatory, continuous, real-time outpatient management solutions for monitoring relevant and timely clinical information regarding an individual’s health. The Company’s efforts have initially been focused on the diagnosis and monitoring of cardiac arrhythmias, or heart rhythm disorders, with a solution that it markets as Mobile Cardiac Outpatient Telemetry™ (MCOT™). The Company actively began developing its product platform in April 2000, and since that time, has devoted substantial resources in advancing its patient monitoring solutions. The platform successfully integrates a wireless data transmission network, internally developed software, FDA-cleared algorithms and medical devices, and a 24-hour monitoring service center.

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

Reimbursement

In October 2008, the Centers for Medicare and Medicaid Services (“CMS”) established reimbursement rates that cover MCOT™ services. The reimbursement rates are applicable to the Category I CPT codes (93228 and 93229) established by the American Medical Association (“AMA”) for MCOT™ and became effective on January 1, 2009. Highmark Medicare Services (“Highmark”) is responsible for setting the reimbursement rate on behalf of CMS for code 93229, which is the code for the technical component of our services. The new billing codes allow for automated claims adjudication, substantially simplifying the reimbursement process for physicians and payors compared to the previous process. Reimbursement prior to the use of the new CPT codes was obtained through non-specific billing codes which require various narratives that, in most cases, involve semi-automated or manual processing, as well as additional review by payors.

On July 10, 2009, Highmark announced a reduction in the reimbursement rate for our MCOT™ services to $754 per service, a reduction of approximately 33%. This new rate went into effect on September 1, 2009. We have also experienced a decline in our commercial carrier pricing. The decline in reimbursement rates has had a negative impact on the Company’s revenue and operating results, and has presented significant challenges to the viability of the Company’s current business model. Several strategic initiatives are currently being implemented, including cost efficiency measures and a continued focus on sales volume growth. The Company intends to continue to work with Highmark and CMS to achieve an appropriate national rate in the future, and will continue to evaluate its strategic options.

We have successfully secured contracts with many national and regional commercial payors. We increased the number of MCOT™ contracts with commercial payors from 194 at September 30, 2008 to 232 at September 30, 2009. We estimate that the number of covered commercial lives increased from 150 million at September 30, 2008 to 158 million at September 30, 2009. The current estimated total of 197 million covered lives for Medicare and commercial lives for which we had reimbursement contracts as of September 30, 2009 represents approximately 76% of the total covered lives in the United States. The MCOT™ contracts also cover event, Holter and Pacer service pricing. In addition, there were approximately 78 contracts with commercial payors that pertained only to event, Holter and Pacer service pricing, and did not cover MCOT™. The majority of the remaining covered lives are insured by a relatively small number of large commercial insurance companies that deemed MCOT™ to be “experimental and investigational” and do not currently reimburse us for services provided to their beneficiaries.

Restructuring Activities

In the third quarter of 2009 the Company initiated restructuring plans that included the closure of the Company’s event monitoring facility in Florida and consolidating it with its event monitoring facility in Georgia, the shift of the majority of its manufacturing activities from its San Diego location to Chester, Pennsylvania and a reduction of support costs company-wide. The total cost of the restructuring plan is expected to be approximately $1.5 million, and is expected to be substantially complete by the end of fiscal 2009. The Company expects to realize an annualized cost savings of approximately $8.0 million from the execution of the 2009 restructuring plan.

Results of Operations

Three Months Ended September 30, 2009 and 2008

Revenues.    Total revenues for the three months ended September 30, 2009 increased to $33.3 million from $31.2 million for the three months ended September 30, 2008, an increase of $2.1 million, or 6.8%. MCOT™ revenue increased $3.1 million due to an increase in sales volume, partially offset by a decrease in MCOT™ reimbursement rates. The net increase in MCOT™ revenue was offset by a decrease in PDSHeart and other revenue of $1.0 million.

Gross Profit.    Gross profit increased to $21.5 million for the three months ended September 30, 2009, or 64.5% of revenues, from $21.2 million for the three months ended September 30, 2008, or 67.9% of revenues. The increase of $0.3 million was due to increased revenue from MCOT™ services. The increase in revenue was offset by an increase in cost of sales related to payroll expense due to higher headcount of $1.1 million, an increase in supplies and other miscellaneous expenses of $0.4 million and increased depreciation expense related to additional devices being in service in the 2009 period compared to the 2008 period of $0.3 million. Gross profit as a percentage of revenue was negatively affected by the decline in reimbursement rates.

General and Administrative Expense.    General and administrative expense increased to $15.4 million for the three months ended September 30, 2009 from $10.8 million for the three months ended September 30, 2008. This increase of $4.6 million, or 42.6%, was primarily due to an increase in the provision for bad debt of $1.9 million, increase in stock compensation expense of $0.7 million, increase in payroll costs of $0.7 million, increase in legal fees of $0.6 million and an increase of $0.7 million of miscellaneous expenses. As a percentage of total revenues, general and administrative expense was 46.1% for the three months ended September 30, 2009 compared to 34.5% for the three months ended September 30, 2008.

Sales and Marketing Expense.    Sales and marketing expense was $9.6 million for the three months ended September 30, 2009 compared to $5.2 million for the three months ended September 30, 2008. The increase of $4.4 million, or 84.6%, was due to the growth of the sales force and sales operations infrastructure.  As a percent of total revenues, sales and marketing expense was 28.7% for the three months ended September 30, 2009 compared to 16.7% for the three months ended September 30, 2008.

Research and Development Expense.    Research and development expense was $1.3 million for the three months ended September 30, 2009 compared to $0.9 million for the three months ended September 30, 2008. The increase of $0.4 million, or 44.4%, was due primarily to an increase in payroll costs of $0.3 million and miscellaneous expenses of $0.1 million. As a percent of total revenues, research and development expense increased to 4.0% for the three months ended September 30, 2009 compared to 3.0% for the three months ended September 30, 2008.

Integration, Restructuring and Other Charges.    The Company incurred severance costs of $1.0 million and relocation and other exit related costs of $0.1 million for the three months ended September 30, 2009 in connection with the 2009 restructuring plan. The 2009 restructuring plan included the consolidation and closure of the Company’s event monitoring facility in Florida with its event monitoring facility in Georgia, the shift of the majority of the Company’s manufacturing activities to its Chester, Pennsylvania facility, and an overall reduction of support costs company-wide. Integration, restructuring and other charges were 3.4% of total revenues for the three months ended September 30, 2009.

For the three months ended September 30, 2008, integration, restructuring and other charges relating to the PDSHeart acquisition were $0.2 million, charges relating to the consolidation of the Finance and Human Resources functions in Pennsylvania were $0.7 million, secondary offering costs were $0.9 million and other nonrecurring charges were $1.1 million.

Other Income.    There was no interest income for the three months ended September 30, 2009, down from $0.3 million for the three months ended September 30, 2008. The decline was due primarily to lower short term interest rates and a lower average cash balance in the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Income Taxes.    The Company received a tax benefit of $0.5 million for the three months ended September 30, 2009, compared to a provision of $0.8 for the three months ended September 30, 2008. The effective tax rate for the three months ended September 30, 2009 was 8.0%, compared to 43.8% for the three months ended September 30, 2008.

Net Income.    The Company incurred a net loss of $5.4 million for the three months ended September 30, 2009 compared to net income in the three months ended September 30, 2008 of $1.0 million.

Nine Months Ended September 30, 2009 and 2008

Revenues.    Total revenues for the nine months ended September 30, 2009 increased to $107.3 million from $86.0 million for the nine months ended September 30, 2008, an increase of $21.3 million, or 24.8%. MCOT™ revenue increased $24.0 million due to an increase in sales volume, partially offset by a decrease in MCOT™ reimbursement rates. The net increase in MCOT™ revenue was offset by a decrease in PDSHeart and other revenue of $2.7 million.

Gross Profit.    Gross profit increased to $71.7 million for the nine months ended September 30, 2009, or 66.8% of revenues, from $56.7 million for the nine months ended September 30, 2008, or 65.9% of revenues. The increase of $15.0 million, or 26.5%, was due to increased revenue from MCOT™ services, offset by an increase in cost of sales related to payroll expense due to higher headcount of $4.4 million, increased depreciation expense related to additional devices being in service in the 2009 period compared to the 2008 period of $1.3 million and an increase in miscellaneous costs of $0.6 million.

General and Administrative Expense.    General and administrative expense increased to $43.8 million for the nine months ended September 30, 2009 from $29.8 million for the nine months ended September 30, 2008. This increase of $14.0 million, or 47.0%, was primarily due to an increase in the provision for bad debt of $5.2 million, increase in stock compensation expense of $3.7 million, increase in payroll expense of $1.5 million, increase in rent expense of $0.5 million, increase in depreciation and amortization of $0.5 million, increase in legal fees of $0.4 million, increased professional fees of $0.4 million and $2.3 million of miscellaneous expenses. As a percentage of total revenues, general and administrative expense was 40.8% for the nine months ended September 30, 2009 compared to 34.7% for the nine months ended September 30, 2008.

Sales and Marketing Expense.    Sales and marketing expense was $25.5 million for the nine months ended September 30, 2009 compared to $15.7 million for the nine months ended September 30, 2008. The increase of $9.8 million, or 62.4%, was due to the growth of the sales force and sales operations infrastructure.  As a percent of total revenues, sales and marketing expense was 23.8% for the nine months ended September 30, 2009 compared to 18.3% for the nine months ended September 30, 2008.

Research and Development Expense.    Research and development expense was $4.3 million for the nine months ended September 30, 2009 compared to $3.0 million for the nine months ended September 30, 2008. The increase of $1.3 million, or 43.3%, was due primarily to an increase in payroll expense of $0.7 million, increase in consulting fees of $0.3 million and miscellaneous expenses of $0.3 million. As a percent of total revenues, research and development expense increased to 4.0% for the nine months ended September 30, 2009 from 3.5% for the nine months ended September 30, 2008.

Integration, Restructuring and Other Charges.    Integration, restructuring and other charges were $3.1 million, or 2.9% of revenues, for the nine months ended September 30, 2009, comprised primarily of severance expenses related to the departure of certain executives in the first quarter of 2009 and the 2009 restructuring plan activities that were initiated in the third quarter of 2009. The 2009 restructuring plan included the consolidation and closure of the Company’s event monitoring facility in Florida with its event monitoring facility in Georgia, the shift of the majority of the Company’s manufacturing activities to its Chester, Pennsylvania facility, and an overall reduction of support costs companywide.

For the nine months ended September 30, 2008, integration, restructuring and other charges were $4.8 million. Integration charges relating to the PDSHeart acquisition were $0.8 million for the nine months ended September 30, 2008, and restructuring charges relating to consolidating our Finance and Human Resources functions in Pennsylvania were $1.0 million. Secondary offering costs were $0.9 million, costs related to the resolution of intellectual property litigation were $1.0 million and other nonrecurring charges related to the departure of certain directors were $1.1 million for the nine months ended September 30, 2008.

Other Income.    Net interest income was $0.2 million for the nine months ended September 30, 2009, a decrease of $0.5 million, or 71.4% from $0.7 million for the nine months ended September 30, 2008. The decrease was primarily due to lower short term interest rates and a lower average cash balance in the first nine months of 2009 compared to the first nine months of 2008.

Income Taxes.    The Company’s effective tax rate was 7.9% for the nine months ended September 30, 2009, compared to an effective tax rate of 42.9% for the nine months ended September 30, 2008.

Net Income.    The Company incurred a net loss of $4.6 million for the nine months ended September 30, 2009, a decline from a net loss of $0.3 million for the nine months ended September 30, 2008.

Liquidity and Capital Resources

As of September 30, 2009, our principal source of liquidity was cash and cash equivalents totaling $42.9 million and net accounts receivable of $50.6 million. The Company has incurred net losses from inception through March 31, 2008. Prior to March 2008 the Company obtained funding through various debt sources. In March 2008, all material portions of interest-bearing debt were retired in conjunction with the Company’s initial public offering (IPO). Proceeds from the IPO were $46.7 million, net of underwriting commissions and offering expenses. From March 2008 through June 30, 2009 the Company generated sufficient cash to fund its business through continuing operations. The Company incurred a net loss of $4.6 million for the nine months ended September 30, 2009.

For the nine months ended September 30, 2009, cash flow from operations decreased to a cash outflow of $1.8 million, compared to a cash inflow of $4.3 million for the nine months ended September 30, 2008. The decrease was due primarily to an increase in accounts receivable that resulted from higher sales of MCOT™ services, as well as an extended receivable turnover rate for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The increase in accounts receivable was offset by an increase in accounts payable, higher depreciation related to growth in operations, increased provision for doubtful accounts related to aging receivables, and increased stock-based compensation related to the adoption of the director compensation plan, as well as the hiring of several senior level employees that received stock-based compensation awards upon employment commencement.

The Company used net cash in investing activities of $16.5 million for the nine months ended September 30, 2009, compared to $11.9 million in the nine months ended September 30, 2008, an increase of $4.6 million. The increase was primarily due to investment in medical devices related to increased patient volume for the nine months ended September 30, 2009.

The Company generated net cash from financing activities of $3.0 million in the nine months ended September 30, 2009, compared to $45.7 million in the nine months ended September 30, 2008, a decrease of $42.7 million. The decrease was primarily due to the Company receiving proceeds from its initial public offering in the first quarter of 2008.

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

•                  our ability to liquidate our receivables;

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

If we determine that we need to raise additional capital, such capital may not be available on reasonable terms, or at all. If we raise additional funds by issuing equity securities our existing stockholders’ ownership will be diluted. If we raise additional funds by incurring additional debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our cash and cash equivalents as of September 30, 2009 consisted primarily of cash and money market funds with maturities of less than 90 days.  The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while, at the same time, maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, our investment policy allows us to maintain a portfolio of cash equivalents and short term investments in a variety of securities including money market funds and corporate debt securities. Due to the short term nature of our investments, we believe we have no material exposure to interest rate risk.

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

PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings.

Commencing on August 26, 2009, two putative class actions were filed in the United States District Court for the Eastern District of Pennsylvania naming CardioNet, Inc., Randy Thurman and Martin P. Galvan as defendants and alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended.  The complaints purport to bring claims on behalf of a class of persons who purchased the Company’s common stock between April 30, 2009 and June 30, 2009 and between April 30, 2009 and July 10, 2009.  The complaints allege that the defendants issued various materially false and misleading statements relating to the Company’s projected performance that had the effect of artificially inflating the market price of its securities.  The complaints further allege that the alleged misstatements were revealed to the public on June 30, 2009 and July 10, 2009 when the Company made certain announcements regarding potential lower pricing for commercial and Medicare reimbursement rates.  These actions were consolidated on September 9, 2009 under docket number 09-3894.  On October 26, 2009, two competing motions were filed for appointment of lead plaintiffs and lead counsel pursuant to the requirements of the Private Securities Litigation Reform Act of 1995.   Lead plaintiffs are required to file a consolidated

complaint within fourteen days of an Order, if any, designating lead plaintiffs and lead counsel.  The defendants have fourteen days to respond to the consolidated complaint and if defendants file a motion to dismiss, lead plaintiffs shall have fourteen days in which to file an opposition.  The Company believes the claims are without merit and intends to defend the litigation vigorously.

On April 2, 2009 CardioNet entered into a Merger Agreement to acquire Biotel Inc. for $14.0 million.  On July 14, 2009, CardioNet exercised its contractual right to terminate the Merger Agreement due to Biotel’s breach of certain covenants in the agreement.  The next day, CardioNet notified Biotel of its obligation to pay the Company $1.4 million for a termination fee and expenses in accordance with the Merger Agreement.  On or about July 16, 2009, Biotel subsequently commenced litigation against CardioNet in Minnesota District Court in Hennepin County, Fourth Judicial District, alleging that CardioNet had breached and improperly terminated the Merger Agreement. CardioNet removed the action to the United States District Court for the District of Minnesota on the basis of diversity jurisdiction, and Biotel did not seek to remand the action. Biotel is seeking specific performance and damages (the amount of which is currently unspecified). CardioNet has counterclaimed under the terms of the Merger Agreement for its termination fee and associated expenses; the current amount of that counterclaim is $1.4 million.  The case is to be ready for trial by July 15, 2010. Discovery is underway.  The Company plans to vigorously defend its position and prosecute its counterclaim.

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

The reduction in the published Medicare reimbursement rates could negatively impact our business and our operating results.

Highmark Medicare Services announced the reduction of the Medicare reimbursement rate for the Company’s MCOT™ services to $754, a reduction of approximately 33%, which went into effect September 1, 2009. This decrease in the reimbursement rate for our services will have material adverse effects on our business and operating results. Furthermore, if the current reimbursement rate remains in effect, the Company may not be economically viable under its current business model.

The decline in reimbursement rates has had a negative impact on the Company’s revenue and operating results, and has presented significant challenges to the viability of the Company’s current business model. Several operational initiatives are currently being implemented, including cost efficiency measures and a continued focus on sales volume growth. The Company intends to continue to work with Highmark and CMS to achieve an appropriate national rate in the future, and will continue to evaluate its strategic options. Failure to effectively execute the cost efficiency and other operational and strategic initiatives may have materially adverse consequences on the Company’s financial results and viability.

Reductions in the Medicare reimbursement rates applicable to the Company’s services may lead to pressure from insurance carriers to reduce our commercial pricing.

In the first nine months of 2009 a limited number of commercial payers have requested price reductions based on our Medicare reimbursement rates. Due to the reduction of our Medicare reimbursement rate that took effect on September 1, 2009, we may experience additional pressure from insurance payers to reduce commercial pricing. A decrease in commercial pricing would adversely affect our financial results.

The Company has significant outstanding accounts receivables; failure to liquidate these receivables may lead to additional bad debt expense being recorded and could have a materially adverse effect on our operating results.

The Company has experienced a continued increase in its days’ sales outstanding (DSO) over the nine months ended September 30, 2009. Several strategic initiatives have been implemented to collect on outstanding receivable accounts. While the Company believes that it will realize improvements in its DSO in the foreseeable future, there is no guarantee that collections rates will improve. A failure to liquidate its receivables may have a materially adverse impact on its financial results.

Several lawsuits have been brought against us and the outcome of these lawsuits is uncertain.

Several lawsuits have been brought against us that allege, among other things, that we issued various materially false and misleading statements relating to the Company’s projected performance that had the effect of artificially inflating the market price of our securities.  We intend to vigorously defend ourselves against these lawsuits; however, no assurance can be given as to the outcome of these lawsuits. In addition, other lawsuits may be brought against us. We may be required to defend such lawsuits, thus incurring expenses which we may not be able to bear, or which we may not be successful in defending.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Restructuring Activities

As discussed in Note 4, Integration and Restructuring Activities, to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, management initiated certain restructuring activities on or around July 22, 2009, including moving the majority of our manufacturing activities from San Diego to our facility in Chester, Pennsylvania, as well as closing our event monitoring facility in Florida and consolidating it with our event monitoring facility in Georgia and undertaking an initiative to reduce support costs Company-wide. The Company believes that it can realize cost efficiencies by consolidating its event monitoring centers in the southeastern United States and by eliminating duplicative administrative costs.  Among other things, the plan calls for the elimination of approximately 80 positions and the relocation of 15 employees.

We expect the restructuring to be substantially completed by the end of 2009, and expect the total cost of the restructuring to be approximately $1.5 million, all of which is expected to result in cash charges. The Company incurred restructuring expenses of $1.2 million for the nine months ended September 30, 2009.  Of these costs, approximately $1.0 million relate to severance and employee related costs.

Phoenix, AZ Lease Agreement

On September 30, 2009, we entered into a sixty-five (65) month lease, commencing December 1, 2009, for approximately 10,800 rentable square feet in Phoenix, AZ.  The space is dedicated to distribution activities.  There is no rental due under the lease through April 30, 2010; thereafter, monthly base rents are $9,736.20 from May 1, 2010 to April 20, 2011; $9,952.56 from May 1, 2011 to April 20, 2012; $10,168.92 from May 1, 2012 to April 20, 2013; $10,385.28 from May 1, 2013 to April 20, 2014; and $10,601.64 from May 1, 2014 to April 20, 2015.  A copy of the lease agreement is attached to this Quarterly Report on Form 10-Q as Exhibit 10.5.

Item 6.  Exhibits.

EXHIBIT INDEX

Exhibit Number

10.5	Building Lease Agreement dated September 30, 2009 between the Registrant and EastGroup Properties, L.P.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CardioNet, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIONET, INC.

Date: November 6, 2009	By:	/s/ Martin P. Galvan
Martin P. Galvan, CPA
Chief Financial Officer (Principal Financial Officer)