Form 10-K
period 2009-12-31
CARDIONET INC
filed 2010-02-23
CIK 1113784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	NASDAQ

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $281,484,749 based on the closing sale price at which the common stock was last sold on June 30, 2009, the last business day of the registrant's most recently completed second fiscal quarter.

         As of February 10, 2010, 23,961,921 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information contained in the registrant's definitive Proxy Statement for the 2010 annual meeting of stockholders is incorporated by reference into Part III of this Form 10-K.

CardioNet, Inc.
Annual Report on Form 10-K
For The Fiscal Year Ended December 31, 2009

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        The information in this report includes certain forward-looking statements within the meaning of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995 regarding, among other things, our growth prospects, the prospects for our products and our confidence in the Company's future. These statements may be identified by words such as "expect", "anticipate", "estimate", "intend", "plan", "believe", and other words and terms of similar meaning. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including important factors that could delay, divert, or change any of them, and could cause actual outcomes and results to differ materially from current expectations. These factors include, among other things, our efforts to address operational issues strategic options, effectiveness of our cost reduction initiatives, the success of our sales and marketing initiatives, our ability to attract and retain talented executive management and sales personnel, the commercialization of new products, market factors, internal research and development initiatives, partnered research and development initiatives, competitive product development, changes in governmental regulations and legislation, changes to reimbursement levels for our products, the continued consolidation of payors, acceptance of our new products and services and patent protection and litigation, as well as the risks discussed in Item 1A of this report entitled "Risk Factors." We undertake no obligation to publicly update any forward-looking statement contained in this report whether as a result of new information, future events, or otherwise.

PART I

Item 1.    Business

        CardioNet, Inc. (the "Company," "CardioNet," "we" or "us"), a Delaware corporation, provides continuous, real-time ambulatory outpatient management solutions for monitoring relevant and timely clinical information regarding an individual's health. In September 1999, the Company began its focus on helping physicians more rapidly diagnose and more effectively manage therapy for patients with cardiovascular disease. The Company began developing its product platform in April 2000. The Company then spent seven years developing a proprietary integrated patient management platform that incorporates a wireless data transmission network, internally developed software, Food and Drug Administration (FDA) cleared algorithms and medical devices, and a 24-hour digital monitoring service center. The Company is currently focused on the diagnosis and monitoring of cardiac arrhythmias, or heart rhythm disorders, through its core Mobile Cardiac Outpatient Telemetry™ (MCOT™), event and Holter services.

        In February 2002, the Company received FDA 510(k) clearance for the first and second generations of its core MCOT devices. MCOT automatically detects a patient's cardiac rhythm irregularities and transmits electrocardiogram (ECG) data to a continuously monitored information center that was opened in Conshohocken, PA in July 2002. We released our third generation of MCOT monitoring devices ("C3") in December 2007. The C3 generation of devices built upon our previous technology by allowing for expanded wireless transmitting capabilities and improved user interface characteristics. We anticipate launching our next generation device, the C5, in 2010. The CardioNet Monitoring Center provides analysis and response for all incoming ECG data. Currently, the Company provides all cardiac arrhythmia monitoring services for MCOT at this location. The Company receives reimbursement for the monitoring services provided to patients from Medicare and other third-party payors. The Company was initially incorporated in California in 1994, and re-incorporated in Delaware in connection with its initial public offering in March 2008.

        We believe that MCOT's continuous heartbeat-by-heartbeat monitoring is a fundamental advancement in arrhythmia monitoring. We believe our system has the potential to transform an industry that has historically relied on memory-constrained, intermittent digital or tape recorders, such as event and Holter monitors. The drawbacks of these existing technologies include the failure to provide real-time data, memory constraints, frequent inaccurate diagnoses and an inability to monitor patient compliance and interaction. We believe these drawbacks lead to suboptimal diagnostic yields, adversely impacting clinical outcomes and health care costs. In a randomized clinical trial, MCOT detected clinically significant arrhythmias nearly three times as often as traditional loop event monitors in patients who had previously experienced negative or inconclusive Holter monitoring.

        CardioNet's MCOT service incorporates a lightweight patient-worn sensor attached to electrodes that capture two-channel ECG data, measuring electrical activity of the heart. The device communicates wirelessly with a compact, handheld monitor. The monitor analyzes incoming heartbeat-by-heartbeat information from the sensor on a real-time basis by applying proprietary algorithms designed to detect arrhythmias. When the monitor detects an arrhythmic event, it automatically transmits the ECG to the CardioNet Monitoring Center, even in the absence of symptoms noticed by the patient and without patient involvement. At the CardioNet Monitoring Center, which operates 24 hours a day and 7 days per week, experienced certified cardiac monitoring specialists analyze the sent data, respond to urgent events and report results in the manner prescribed by the physician. The MCOT devices currently store 21 days of ECG data, in contrast to 10 minutes for a typical event monitor. The MCOT device employs two-way wireless communications, enabling continuous transmission of patient data to the CardioNet Monitoring Center and permitting physicians to remotely adjust monitoring parameters and request previous ECG data from the memory stored in the monitor.

        Since our commercial introduction of MCOT in January 2003, physicians have enrolled over 300,000 patients in our MCOT services. Through December 31, 2009, we marketed our solution in 49 states. We have secured direct contracts with 245 commercial payors as of December 31, 2009, which we estimate that, when combined with our Medicare participation, represents more than 200 million covered lives.

        Carrier pricing for our services is established by Highmark Medicare Services("HMS"), a contract provider for the Center for Medicare and Medicaid Services ("CMS"). HMS announced the reduction of the Medicare reimbursement rate for the Company's MCOT™ services to $754, a reduction of approximately 33%, which went into effect September 1, 2009. This decrease in the reimbursement rate for our services will have material adverse effects on our business and operating results. Furthermore, if the current reimbursement rate remains in effect, the Company may face operational and financial challenges under its current business model.

        We completed a 300-patient randomized clinical trial in March 2007 that found that MCOT provided a significantly higher diagnostic yield compared to traditional loop event monitoring, including such monitoring designed to automatically detect certain arrhythmias. We are using the clinical evidence from this trial to both drive continued physician adoption of our solution and attempt to secure contracts with additional commercial payors.

        The Centers for Medicare and Medicaid Services ("CMS") has established reimbursement rates that cover MCOT. The reimbursement rates are applicable to the Category I CPT codes established by the American Medical Association ("AMA") for Mobile Cardiovascular Telemetry. The codes and rates are contained in The Medicare Program Final Rule for the calendar year 2009 and became effective on January 1, 2009. These billing codes allowed for automated claims adjudication, substantially simplifying the reimbursement process for physicians and payors compared to the previous process. Reimbursement was previously obtained through non-specific billing codes which require various narratives that, in most cases, involve semi-automated or manual processing, as well as additional review by payors.

        In 2007, the Company acquired PDSHeart, giving the Company the ability to offer event, Holter and pacemaker monitoring services in addition to its MCOT service. The acquisition also gave the Company an entry into established customer relationships and expanded geographic markets. The ability to offer a full spectrum of solutions has had numerous benefits for us, including the opportunity to cross sell to our customers and become a "one-stop shop" for arrhythmia monitoring services.

        We believe that our integrated patient monitoring platform can be utilized for future applications in multiple markets beyond arrhythmia monitoring. We believe that we have growth opportunities in clinical trial monitoring, where we can leverage our FDA-cleared algorithms for uses such as specific cardiac data required in clinical trials, and in comprehensive disease management for congestive heart failure, diabetes and other diseases. We believe that our technology could also be used to create "instant telemetry beds" in hospitals, particularly in rural hospitals, step-down units or skilled nursing facilities, to help cope with acute nursing shortages by reducing the number of nurses needed to oversee ECG monitoring. In addition, the significant capital equipment costs associated with in-facility based cardiac telemetry (continuously attended ECG monitoring) could be avoided through the use of MCOT.

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

  Holter Monitors

        A Holter monitor, first used in 1961, is an ambulatory cardiac monitoring device that is generally worn by a patient for a one-day or, in rare instances, two-day period in order to record continuous ECG data. After the one- or two-day period, the magnetic or digital storage, or other medium containing the data recorded by this device, is delivered by hand, mail or internet for processing and analysis by the physician or a third party service provider. Despite the advent of newer technologies, Holter monitoring continues to be used today for patients whose suspected arrhythmia is believed to occur many times during the course of a day, in which case a Holter is often effective or adequate. However, for a patient that has an unpredictable or intermittent arrhythmia, a Holter may not provide clinically useful information due to the insufficient duration of the monitoring period. In addition, as a result of the typical one- to three-day reporting delay and the lack of real-time physician notification, patients may not receive timely diagnosis of their condition. Any artifact, or noise, in the data will not be discovered until the test is analyzed. A 2005 Frost & Sullivan study reported that Holters have been found to be effective in diagnosing arrhythmias only 10% of the time.

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

        Event monitors offer certain advantages over Holter monitors given that they are worn over a period of up to 30 days, instead of the one- to two-day period. However, event monitors have significant shortcomings. Manual-trigger loop event monitors capture only cardiac events associated with symptoms detectable by the patient and not asymptomatic cardiac events. In our experience, only 15% to 20% of clinically significant cardiac events are symptomatic, meaning that the patient can feel them as they occur. Other drawbacks of manual-trigger loop event monitors include the limited data storage, the lack of trend data, and poor patient compliance relating to the requirement that the patient must both trigger and transmit events.

        A newer version of event monitoring devices was introduced in 1999 called the auto-detect loop event monitor. The auto-detect loop event monitor also records using a very short memory loop and event storage capability, capturing several minutes of heart activity at a time before starting over, but incorporates basic algorithms that look at fast, slow or irregular heart rates and, in some instances, pauses to automatically detect certain asymptomatic arrhythmias. Similar to manual-trigger loop event monitors, the auto-detect loop event monitor requires the patient to call in and transmit the event by reaching the physician or a technician at a physician's office or a monitoring center and holding the cardiac event monitor up to a telephone to transmit the event data. The latest development in auto-detect loop event monitoring is referred to as auto-detect/auto-send. Auto-detect/auto-send loop event monitors have the ability to send captured event data to a monitoring center via cell phone, instead of requiring patients to manually transmit event data. Patients do not have the ability to correlate symptoms to the event via the monitor and are required to carry a diary and make contact with the monitoring center to report symptoms. These monitors still continue to suffer from limited data storage and limited algorithm capabilities. To our knowledge, randomized prospective peer reviewed clinical trials have not yet been conducted to demonstrate any improvement in diagnostic yield between the standard loop monitors and the newer auto-trigger or auto-trigger/auto-send monitors.

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

  •
  Capitalize on Clinical Trial Results to Enhance Payor Relationships.  At year-end 2004, we had contracts with 41 commercial payors representing 32 million covered lives. Our efforts since year-end 2004 have resulted in contracts with 245 commercial payors and Medicare as of December 31, 2009. We estimate that this represents more than 200 million covered lives. We completed a 300-patient randomized clinical trial that found that MCOT provided a significantly higher diagnostic yield compared to traditional loop event monitoring, including technology incorporating a feature designed to automatically detect certain arrhythmias. We are using the clinical evidence from this trial to both drive continued physician adoption of our solution and to attempt to secure contracts with additional commercial payors.

  •
  Position CardioNet as "One-Stop Shop" for Arrhythmia Monitoring.  We are able to offer to physicians both MCOT and event and Holter monitors. We believe that certain cardiologists and electrophysiologists prefer to use a single source of arrhythmia monitoring solutions with a full spectrum of those solutions.

  •
  Leverage Monitoring Platform to New Market Opportunities.  We believe that MCOT is a platform that can be leveraged for applications in multiple markets. We have made a significant investment in infrastructure and technology. Our investment includes designing and implementing an integrated technology and service network, establishing a sophisticated data services architecture in conjunction with our data partner nPhase, formerly Qualcomm, creating a dedicated central monitoring service center, and internally developing advanced algorithms which sense, analyze and process data. While our initial focus has been on arrhythmia diagnosis and monitoring, we intend to expand into new market areas such as cardiac monitoring for clinical trials, including QT prolongation and arrhythmia trials, and comprehensive disease management for congestive heart failure, diabetes and other diseases that require outpatient or ambulatory monitoring and management. We believe that our technology could also be used to create "instant telemetry beds" in hospitals, particularly in rural hospitals, step-down units or skilled nursing facilities to help cope with acute nursing shortages by reducing the number of nurses needed to oversee ECG monitoring and reduce capital equipment costs.

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

  Central Monitoring Station/Data Transmission Network

        At the CardioNet Monitoring Center in Conshohocken, PA, an Independent Diagnostic Testing Facility (IDTF) certified by Medicare, experienced certified cardiac monitoring specialists analyze the sent data, respond to urgent events and report results in the manner prescribed by the physician and monitor patient compliance. The CardioNet Monitoring Center operates 24 hours a day, 7 days per week. The data transmission is accomplished through (i) a wireless cell phone modem in the monitor or (ii) through the telephone line modem in the base station.

  Physician Notification

        When prescribing MCOT, physicians will pre-prescribe the criteria for when they wish to be notified by the Monitoring Center regarding a significant arrhythmic event. The notification is based on the patient's ECG and symptoms and can occur any time, 24 hours a day, 7 days a week. Physicians can review the data in the media they prefer, choosing from fax or internet. Reports have been designed to allow rapid review of results, graphing related data and trends. The following is a summary of the types of reports we provide:

  •
  Daily Report, which includes:

  •
  Heart rate trending chart;

  •
  Charts describing the frequency and duration of atrial fibrillation (atrial fibrillation data is trended over the length of service);

  •
  Summary of ECG activity from the prior 24 hours, including urgent ECG's;

  •
  Description of symptoms and associated activity level if reported by patient; and

  •
  Clinical indicators demonstrating trending of arrhythmias.

  •
  Urgent Report

  •
  When a patient's ECG and/or symptom meets pre-prescribed physician notification criteria, the physician is notified immediately and provided with the relevant ECG data, along with the symptoms and activity if reported by the patient. Physicians are also allowed to revise notification criteria if applicable.

  •
  Fetch Report

  •
  Provides ECG data from the monitor at the request of the physician for any period during the previous 21 days.

  •
  End of Service Summary Report

  •
  At the completion of the patient's monitoring, a report is prepared describing the length of the monitoring service and all reports that were prepared for the patient during the monitoring service.

Other Arrhythmia Monitoring Services

        In addition to MCOT, we offer event, Holter and pacemaker monitoring services.

  Event Monitoring Services

        The event monitor is a small portable ECG recorder about the size of a pager designed to record and store up to 540 seconds of ECG signal. Event monitors are placed on the patient in the physician's office and worn typically for 30 days. Our event monitoring services provides physicians with the flexibility to prescribe both memory loop event monitors and non-loop event monitors. In 2009, approximately 89% of our event monitors prescribed by physicians were memory loop event monitors and the remaining 11% prescribed were non-loop event monitors. The memory loop event monitor has two to four leads that are attached to electrodes, which are placed on the patient's chest. The memory loop event monitor continuously records and stores the previous 60 seconds of ECG signal in internal loop memory. When a patient becomes symptomatic, he or she activates the monitor by pressing the record button which stores the 60 seconds of existing loop memory and an additional 30 seconds of ECG signal following patient activation. The stored data is considered one cardiac event and provides physicians a snapshot of the ECG signal recorded immediately before and during a patient's symptoms. Some of our memory loop event monitors have an internal algorithm that can automatically activate the monitor based on rate thresholds and irregular rhythms. Our non-loop event monitors are kept with the patient at all times. When a patient experiences symptoms, our non-loop event monitors will typically record and store 30 seconds of ECG signal immediately following activation and placement in direct contact with the patient's chest. Our event monitors have a capacity to store one to six cardiac events before the patient must transmit the data telephonically to one of three event monitoring centers where our trained cardiac technicians analyze the data, generate a report of the findings and return the results back to the physician. The physician then interprets the results and determines the next step for the patient. Once transmitted, the internal memory in the monitor is erased and the patient can resume activating the monitor to record further cardiac events. Our three event monitoring centers are distinct from the CardioNet Monitoring Center. We provided event monitoring services to approximately 64,065 patients in 2009.

  Holter Monitoring Services

        The Holter monitor is a small portable ECG recorder designed to record a continuous ECG signal for one to, in rare instances, two days. The Holter monitor has five to seven leads that are attached to electrodes, which are typically placed on the patient in the physician's office. Patients are instructed to wear the monitor continuously while they go about normal daily routine, including sleeping. During the monitoring period, the Holter monitor stores an image of the electrical impulses of every heartbeat or irregularity in either digital format on an internal compact flashcard or in analog format on a standard cassette tape located inside the monitor. Approximately 5% of our Holters are analog tape and the remaining 95% use digital flashcard technology. At the conclusion of the monitoring period, the patient returns to the physician office to have the monitor disconnected. After the patient returns home, the stored data is mailed or sent electronically through a secure web transfer to our Holter lab where our trained cardiac technicians analyze the data, generate a report of the findings and return the results back to the physician. The physician then interprets the results and determines the next step for the patient. Our Holter lab is distinct from the CardioNet Monitoring Center. We provided Holter monitoring services to approximately 52,390 patients in 2009.

  Pacemaker Monitoring Services

        Following the implantation of a pacemaker, certain physicians refer patients to us for periodic monitoring and evaluation of the device based on a pre-determined frequency set by the referring physician. The patient is provided a transmitter device that we use to telephonically transmit data to monitor the life and function of the pacemakers. For the year ended December 31, 2009, we performed approximately 18,885 pacemaker tests.

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

        We have made a significant investment in infrastructure and technology over a seven year period. We have raised over $250 million in capital and spent eight years developing and deploying a proprietary integrated patient monitoring platform that incorporates a wireless data transmission network, internally developed software, FDA-cleared algorithms and medical devices, and a 24-hour digital monitoring service center. Our investment includes designing and implementing an integrated technology and service network, establishing a sophisticated data services architecture in conjunction with our data partner nPhase, creating a dedicated central monitoring service center, and internally developing advanced algorithms which sense, analyze and process data.

  Next Generation MCOT Technology Pipeline

        We received FDA 510(k) clearance for our third generation system ("C3"), including the new algorithm, and began commercial delivery of the C3 system in October 2007. The C3 features several technology enhancements including:

  •
  new monitor, which is roughly half the size and weight of the existing monitor;

  •
  new sensor;

  •
  voice capability;

  •
  new 510(k) cleared, proprietary algorithm; and

  •
  expanded memory storage of 21 days.

        The cost of manufacturing the C3 is approximately 34% less than the cost of manufacturing the predecessor C2 generation device. The Company expects to release its C5 generation device in 2010. The C5, in addition to the benefits of the C3 listed above, will have additional features, including:

  •
  additional processing capabilities to operate multiple sensors;

  •
  enhanced clinical applications;

  •
  additional memory space, faster processing, and simplified software upgrades and retrieval;

  •
  waterproofing;

  •
  support for international transmission capabilities; and

  •
  advanced remote operation.

        The Company expects to achieve manufacturing cost savings with the C5 versus the C3 generation devices.

  Wireless Data Transmission Network

        MCOT makes use of multiple communication networks to transmit ECG data to the technicians in the CardioNet Monitoring Center in real time. When an event meeting pre-prescribed physician notification criteria is detected by our monitor, the monitor transmits data to the CardioNet Monitoring Center over a telephone line connected to the base. The monitor transmits data to the base wirelessly within the proximity range of the base, or wirelessly over a cellular data network if the monitor is being used outside the proximity range of the base. Pursuant to our agreement with nPhase, all data is sent from the monitor directly to nPhase. nPhase has both a primary and backup data center for high availability. nPhase immediately forwards the transmission to our CardioNet Monitoring Center. The CardioNet Monitoring Center is equipped with primary and backup data centers that are fully integrated with nPhase's primary and backup data centers so that data can be easily routed through a number of paths in the event of an emergency. When data is received by the CardioNet Monitoring Center, it is processed by our technicians in order of severity and time received. We have agreed with nPhase that they will be our exclusive provider of monitoring and communication services through the expiration of the agreement in September 2012 and automatically renews for successive periods for one year each, unless terminated by either party with at least 90 days advance notice to the other party. nPhase may terminate the agreement if certain conditions occur, including if we fail to maintain an agreed upon number of active cardiac monitoring devices on the nPhase network or in the event that we begin to utilize the services of a provider of monitoring and communication services other than nPhase. Pursuant to the agreement, we are required to indemnify nPhase for all claims resulting from the provision of our services.

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

Sales and Marketing

        We market our arrhythmia monitoring solutions, including MCOT, primarily to cardiologists and electrophysiologists, who are the physician specialists who most commonly diagnose and manage patients with arrhythmias. During 2009, we received approximately 36% of our revenue from Medicare. While we expect a significant portion of our revenue to continue to be derived from Medicare going forward, we are focused on expanding our commercial customer base.

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

Reimbursement

  MCOT

        For the years ended December 31, 2009, 2008, and 2007, arrhythmia monitoring with MCOT involved reimbursement for services as follows:

  •
  CardioNet receives reimbursement for the technical component related to the monitoring services provided by the CardioNet Monitoring Center, located in Conshohocken, PA. The reimbursement is either provided by the Medicare Part B carrier for Pennsylvania on behalf of the Centers for Medicare and Medicaid Services or commercial payors. The technical component of our service is billed under the new Category I CPT, Code "93229", which was approved by the AMA and CMS in October of 2008 for use effective January 1, 2009.

    Prior to receiving the CPT Code, the technical component of our MCOT service was billed under the non-specific billing, or CPT, Code "93799." Unlike dedicated CPT codes approved by the AMA and CMS, claims using non-specific codes sometimes required semi-automated or manual processing, as well as additional review by payors.

    As of December 31, 2009, we had secured contracts with 245 commercial payors as of December 31, 2009. We estimate that, combined with Medicare, this represents more than 200 million covered lives. We enter into contracts with commercial payors pursuant to which we receive reimbursement for our technical services. Such contracts typically provide for an initial term of between one and three years and provide for automatic renewal. Either party can typically terminate these contracts by providing between 60 to 120 days prior notice to the other party at any time following the end of the initial term of the agreement. The contracts provide for an agreed upon reimbursement rate, which in some instances is tied to the rate of reimbursement we receive from Medicare. Pursuant to these contracts, we generally agree to indemnify our commercial payors for damages arising in connection with the performance of our obligations thereunder.

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

  Randomized Clinical Study

        We completed a 17 center, 300-patient randomized clinical trial in March 2007 that was CardioNet sponsored. We believe this study represents the largest randomized study comparing two noninvasive arrhythmia monitoring methods.

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

        Eric Prystowsky, a member of our board of directors, is the chief editor of the Journal of Cardiovascular Electrophysiology in which the study was published. Dr. Prystowsky recused himself from the journal's review of the study and a guest editor was chosen who selected the reviewers and oversaw the entire review process, which was blinded to Dr. Prystowsky.

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

  Other Studies

        MCOT has been cited and referenced in a total of 29 publications and abstracts, including the aforementioned 300-patient randomized clinical trial. Additional references and citations include:

  Publications

  •
  "Toward a Definitive, Totally Thoracoscopic Procedure for Atrial Fibrillation." Sirak et al, The Annals of Thoracic Surgery, Dec 2008.

  •
  "Atrial Fibrillation Detected by Mobile Cardiac Outpatient Telemetry in Cryptogenic TIA or Stroke." Tayal et al, Neurology, Nov 2008.

  •
  "Initial Experience with Novel Mobile Cardiac Outpatient Telemetry for Children and Adolescents with Suspected Arrhythmia." Saarel et al, Congenital Heart Disease, Jan/Feb 2008.

  •
  "Absence of Correlation Between Symptoms and Rhythm in 'Symptomatic' Atrial Fibrillation." Mehall et al, The Annals of Thoracic Surgery, 2007.

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

  •
  "Detecting and Treating Urgent Asymptomatic Arrhythmias with Mobile Cardiac Outpatient Telemetry (MCOT)." Sangrigoli, EP Lab Digest, May 2004.

  Abstracts

  •
  "The Success Rate Following Maze III Procedure: A Comparison Between EKG, 24 Hours Holter, and Long-Term Monitoring." Ad et al, Society of Thoracic Surgeons Annual Meeting, 2009.

  •
  "Totally Thoracoscopic Bipolar Radiofrequency Ablation for the Treatment of Atrial Fibrillation." Longoria et al, Society of Thoracic Surgeons Annual Meeting, 2009.

  •
  "Surgical Correction of Atrial Fibrillation With the Procedure: Long Term Outcomes Assessed With Continuous Outpatient Telemetry." Gammie et al, Southern Thoracic Surgical Association 55th Annual Meeting, Nov 2008.

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

  •
  "Symptomatic and Asymptomatic Atrial Fibrillation in Patients Undergoing Radiofrequency Catheter Ablation." Vasamereddy et al, American College of Cardiology Annual Scientific Session, Mar 2005.

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
  reporting capabilities; and

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

        Patents.    As of February 9, 2010, we had 15 issued U.S. patents and 19 issued foreign patents relating to functionality of individual components of our MCOT device, operation of the total monitoring system, communication methodologies, control of data in the system, algorithms for ECG detection and analysis, and monitoring methods. We are in the process of applying for additional patents relating to various aspects of our technology, including our proprietary ECG detection algorithm. As of February 9, 2010, we had 43 U.S., foreign and international patent applications on file relating to various aspects of our technology.

        Trademarks and Copyrights.    As of February 9, 2010, we had 7 trademark registrations and one pending trademark application in the United States for a variety of word marks and slogans. Our trademarks are an integral part of our business and include, among others, the registered trademarks CardioNet® and PDS Heart®, and the unregistered trademarks Mobile Cardiac Outpatient Telemetry™ and MCOT™. We also have a significant amount of copyright-protected materials, including among other things, software textual material.

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

        U.S. Food and Drug Administration.    The monitors and sensors that comprise part of the MCOT service are regulated by the FDA as a medical device under the Federal Food, Drug, and Cosmetic Act. The basic regulatory requirements that manufacturers of medical devices distributed in the U.S. must comply with are:

  •
  Premarket Notification 510(k), unless exempt, or Premarket Approval ("PMA");

  •
  establishment registration;

  •
  medical device listing;

  •
  quality system regulation;

  •
  labeling requirements; and

  •
  medical device reporting.

        Medical devices are classified into Class I, II, and III. Regulatory control increases from Class I to Class III. The device classification regulation defines the regulatory requirements for a general device type. Most Class I devices are exempt from 510(k) requirements. Most Class II devices, including the monitors and sensors used in our MCOT service, require 510(k) clearance from the FDA to be marketed in the U.S. A 510(k) submission must demonstrate that the device is substantially equivalent to a device legally in commercial distribution in the United States: (1) before May 28, 1976; or (2) to a device that has been determined by the FDA to be substantially equivalent. In some instances, data from human clinical trials must also be submitted in support of a 510(k) submission. If so, this data must be collected in a manner that conforms with specific requirements in accordance with federal regulations. Changes to existing devices covered by a 510(k) which do not significantly affect safety or effectiveness can generally be made without additional 510(k) submissions. Most Class III devices are high risk devices that pose a significant risk of illness or injury or devices found not substantially equivalent to Class I and II predicate devices through the 510(k) process and require PMA. The PMA process is more involved and includes the submission of clinical data to support claims made for the device. The PMA is an actual approval of the device by the FDA.

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

  •
  withdrawal of 510(k) clearance of new components or algorithms;

  •
  withdrawal of 510(k) clearance already granted to one or more of our existing components or algorithms; and

  •
  criminal prosecution.

        Health Care Fraud and Abuse.    In the United States, there are state and federal anti-kickback laws that generally prohibit the payment or receipt of kickbacks, bribes or other remuneration in exchange for the referral of patients or other health care-related business. For example, the Federal Healthcare Programs' Anti-Kickback Law prohibits any person from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, to induce or reward either the referral of an individual for an item or service, or the ordering, furnishing or arranging for an item or service, for which payment may be made under federal health care programs, such as the Medicare and Medicaid programs. Some states have anti-kickback laws which establish similar prohibitions, although these state laws may apply regardless of whether federal health care program payment is involved. Federal legislation, the Physician Payments Sunshine Act of 2009, also has been proposed that would require disclosure to the federal government of payments to physicians. Anti-kickback laws constrain our sales, marketing and promotional activities by limiting the kinds of financial arrangements we may have with physicians, medical centers, and others in a position to purchase, recommend or refer patients for our cardiac monitoring services or other products or services we may develop and commercialize. Due to the breadth of some of these laws, it is possible that some of our current or future practices might be challenged under one or more of these laws. Furthermore, federal and state false claims laws prohibit anyone from presenting, or causing to be presented, claims for payment to third party payors that are false or fraudulent. For example, we may be subject to the federal False Claims Act if we knowingly "cause" the filing of false claims for payment by a federal health care program (including Medicaid and Medicare). Violations may result in substantial civil penalties, including treble damages, and criminal penalties, including imprisonment, fines and exclusion from participation in federal health care programs. The federal False Claims Act also contains "whistleblower" or "qui tam" provisions that allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the government. Various states have enacted laws modeled after the federal False Claims Act, including "qui tam" provisions, and some of these laws apply to claims filed with commercial insurers. Any violations of anti-kickback and false claims laws could have a material adverse effect on our business, financial condition and results of operations.

        Health Insurance Portability and Accountability Act of 1996 (HIPAA).    The Health Insurance Portability and Accountability Act was enacted by the United States Congress in 1996. Numerous state and federal laws govern the collection, dissemination, use and confidentiality of patient and other health information, including the administrative simplification provisions of HIPAA. Historically, state law has governed confidentiality issues and HIPAA preserves these laws to the extent they are more protective of a patient's privacy or provide the patient with more access to his or her health information. As a result of the implementation of the HIPAA regulations, many states are considering revisions to their existing laws and regulations that may or may not be more stringent or burdensome than the federal HIPAA provisions. HIPAA applies directly to covered entities, which include health plans, health care clearinghouses and many health care providers. The rules promulgated pursuant to HIPAA include the Standards for Privacy of Individually Identifiable Health Information, for which compliance by most entities was required by April 16, 2003, Security Standards, for which compliance by most entities was required by April 21, 2005, and the Standards for Electronic Transactions, for which compliance by most entities was required by October 16, 2003. The privacy rule, security rule, and electronic transactions rule each establish certain standards regarding health information. These rules' standard concerns are, respectively, the privacy of information when it is used and/or disclosed; confidentiality, integrity and availability of electronic health information; and the content and format of certain identified electronic health care transactions. The laws governing health care information impose civil and criminal penalties for their violation and can require substantial expenditures of financial and other resources for information technology system modifications and for implementation of operational compliance.

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

        The Medicaid program is a cooperative federal/state program that provides medical assistance benefits to qualifying low income and medically needy persons. State participation in Medicaid is optional, and each state is given discretion in developing and administering its own Medicaid program, subject to certain federal requirements pertaining to payment levels, eligibility criteria and minimum categories of services. The coverage, method and level of reimbursement varies from state to state and is subject to each state's budget restraints. Changes to the coverage, method or level of reimbursement for our services may affect future revenue negatively if reimbursement amounts are decreased or discontinued.

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

        Our facilities in Pennsylvania and Georgia are enrolled as IDTFs, which is defined by CMS as an entity independent of a hospital or physician's office in which diagnostic tests are performed by licensed or certified nonphysician personnel under appropriate physician supervision. Medicare has set certain performance standards that every IDTF must meet in order to obtain or maintain their billing privileges. Specifically, an IDTF is required to: (i) operate its business in compliance with all applicable federal and state licensure and regulatory requirements for the health and safety of patients; (ii) provide complete and accurate information on its enrollment application, and report certain changes, within 30 calendar days, to the designated fee-for-service contractor on the Medicare enrollment application; (iii) maintain a physical facility on an appropriate site, that is not an office box or a commercial mail box that contains space for equipment appropriate for the services designated on the enrollment application, and both business and current medical records storage within the office setting of the IDTF; (iv) have all applicable diagnostic testing equipment, with the physical site maintaining a catalog of portable diagnostic testing equipment, including the equipments' serial numbers; (v) maintain a primary business phone under the name of the designated business, which is located at the designated site of the business, or within the home office of the mobile IDTF units; (vi) have a comprehensive liability insurance policy of at least $0.3 million per location, covering both the place of business and all customers and employees of the IDTF, and carried by a non-relative owned company; (vii) agree not to directly solicit patients and to accept only those patients referred for diagnostic testing by an attending physician, who is furnishing a consultation or treating a beneficiary for a specific medical problem and who uses the results in the management of the beneficiary's specific medical problem; (viii) answer beneficiaries' questions and respond to their complaints; (ix) openly post the Medicare standards for review by patients and the public; (x) disclose to the government any person having ownership, financial, or control interest or any other legal interest in the supplier at the time of enrollment or within 30 days of a change; (xi) have its testing equipment calibrated and maintained per equipment instructions and in compliance with applicable manufacturers suggested maintenance and calibration standards; (xii) have technical staff on duty with the appropriate credentials to perform tests and produce the applicable federal or state licenses or certifications of the individuals performing these services; (xiii) have proper medical record storage and be able to retrieve medical records upon request from CMS or its fee-for-service contractor within two business days; and (xiv) permit CMS, including its agents, or its designated fee-for-service contractors, to conduct unannounced, on-site inspections to confirm the IDTFs compliance with these standards.

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

Manufacturing

        Our San Diego, CA and Chester, PA facilities provide space for our production and in-house depot repair operations, product upgrading, packaging, storage and shipping. We believe that our manufacturing facilities will be sufficient to meet our manufacturing needs for the foreseeable future.

        Manufacturers (both domestic and foreign) and initial distributors of medical devices must register their facilities with the FDA. We believe our manufacturing operations are in compliance with regulations mandated by the FDA. We have been FDA-registered in San Diego since December 2001 and a California-licensed medical device manufacturer since March 2002. We are subject to unannounced inspections by the FDA and we successfully completed a routine audit by the FDA in April 2006 with no significant findings noted or warnings issued. In June 2009, our San Diego and Chester facilities received ISO 13485:2003 certification and in July we registered our Chester facility with the FDA. It is our intention to transfer substantially all of our manufacturing activities to our Chester facility.

        In addition, in December 2009 we opened a packaging, storage and shipping facility in Phoenix, AZ in order to better serve our west coast customers. It is our intention to pursue ISO 13485:2003 certification and FDA registration in this facility. Once this is achieved, the Phoenix facility would be capable of supplementing the Chester facility with manufacturing activities.

        Manufacturing of components of our monitors and sensors is provided by an electronics manufacturing service provider, Jabil Circuit, Inc., in its facilities in Tempe, Arizona. We may need to expand our manufacturing capacity for our MCOT monitors and sensors in the future to meet market demand, and may do so by hiring and training additional skilled employees for our production group or by working with Jabil Circuit, Inc. on available capacity opportunities such as increases to the personnel assigned to its CardioNet manufacturing team, adding additional manufacturing lines or expanding to a second and third shift, as necessary. We also believe that there are ample other capable suppliers available should we choose to supplement Jabil's capabilities and capacity. Our production group provides system test and product release activities.

        There are a number of critical components and sub-assemblies in the monitors and sensors that compose part of our MCOT service. The vendors for these materials are qualified through stringent evaluation and testing of their performance. We implement a strict no change policy with our contract manufacturer to ensure that no components are changed without our approval.

Employees

        As of December 31, 2009, we employed 824 full-time employees. We consider our relationship with our employees to be good.

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

Available Information

        We file electronically with the U.S. Securities and Exchange Commission our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make available on our website at http://www.cardionet.com, free of charge, copies of these reports as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. Further copies of these reports are located at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings, at http://www.sec.gov.

Item 1A.    Risk Factors

Risks related to our business and industry

We have a history of net losses and future profitability is uncertain.

        We incurred net losses from our inception. For the years ending December 31, 2009 and 2008, we realized a net loss of $20.5 million and net income of $6.6 million, respectively. As of December 31, 2009, we had total accumulated deficit of approximately $93.0 million. The losses in 2009 are principally associated with the reduction in reimbursement rate that we experienced in 2009. Prior to

2009 the losses we experienced resulted from an investment in our infrastructure to support the high level of volume growth.

        Although we have a plan in place to reduce our operating losses and return to profitability, we may continue to incur losses if we are not able to execute our cost reduction initiative or grow volume. If we do return to profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our business is dependent upon physicians prescribing our services; if we fail to obtain those prescriptions, our revenue could fail to grow and could decrease.

        The success of our business is dependent upon physicians prescribing our services. Our success in obtaining prescriptions will be directly influenced by a number of factors, including:

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

        If we are unable to educate physicians regarding the benefits of MCOT and obtain sufficient prescriptions for our services, revenue from the provision of our arrhythmia monitoring solutions could fail to grow and could decrease.

The reduction in the published Medicare reimbursement rates could negatively impact our business and our operating results.

        Carrier pricing for our services is established by Highmark Medicare Services ("HMS"), a contract provider for the Centers for Medicare and Medicaid Services ("CMS"). In July 2009, HMS announced the reduction of the Medicare reimbursement rate for the Company's MCOT services to $754, a reduction of approximately 33%, which went into effect September 1, 2009. This decrease in the reimbursement rate for our services has had and will continue to have material adverse effects on our business and operating results. Furthermore, if the current reimbursement rate remains in effect, the Company may face operational and financial challenges under its current business model.

        The decline in reimbursement rates has had a negative impact on the Company's revenue and operating results, and has presented significant challenges to the Company's current business model. Several operational initiatives are currently being implemented, including cost efficiency measures and a continued focus on sales volume growth. The Company intends to continue to work with CMS to achieve an appropriate national rate, and will continue to evaluate its strategic options. Failure to effectively execute the cost efficiency and other operational and strategic initiatives may have materially adverse consequences on the Company's financial results and viability.

Reductions in the Medicare reimbursement rates applicable to the Company's services may lead to pressure from insurance carriers to reduce our commercial pricing.

        During 2009, a limited number of commercial payors have requested price reductions based on our Medicare reimbursement rates. Due to the reduction of our Medicare reimbursement rate that took effect on September 1, 2009, we may experience additional pressure from insurance payors to reduce commercial pricing. A decrease in commercial pricing would adversely affect our financial results.

The Company has significant outstanding accounts receivables; failure to liquidate these receivables may lead to additional bad debt expense being recorded and could have a materially adverse effect on our operating results.

        The Company has experienced a continued increase in its days' sales outstanding (DSO) during 2009. Several strategic initiatives have been implemented to collect on outstanding receivable accounts. While the Company has experienced recent improvement in DSO and believes that it will realize improvements in collection rates and its DSO in the foreseeable future, there is no guarantee that collection rates will improve. A failure to liquidate receivables may have a materially adverse impact on our financial results.

Several lawsuits have been brought against us and the outcome of these lawsuits is uncertain.

        Several lawsuits have been brought against us that allege, among other things, that we issued various materially false and misleading statements relating to the Company's projected performance that had the effect of artificially inflating the market price of our securities. We intend to vigorously defend ourselves against these lawsuits; however, no assurance can be given as to the outcome of these lawsuits. In addition, other lawsuits may be brought against us. We may be required to defend such lawsuits, thus incurring expenses which we may not be able to bear, or which we may not be successful in defending.

We and the physicians with whom we work are dependent upon reimbursement for the fees associated with our services; the absence or inadequacy of reimbursement would cause our revenue to fail to grow, or could cause our revenue to decrease.

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

We may experience difficulty in obtaining reimbursement for our services from commercial payors that consider our technology to be experimental and investigational, which would adversely affect our revenue and operating results.

        Many commercial payors refuse to enter into contracts to reimburse the fees associated with medical devices or services that such payors determine to be "experimental and investigational". Commercial payors typically label medical devices or services as "experimental and investigational" until such devices or services have demonstrated product superiority evidenced by a randomized clinical trial. We completed a clinical trial in March 2007 that showed that MCOT provided higher diagnostic yield than traditional loop event monitoring. Prior to our clinical trial, MCOT was labeled "experimental and investigational" by several commercial payors. Since the trial was published in March 2007 we have obtained contracts with several of these commercial payors that previously labeled us experimental and investigational. We have not obtained contracts with certain remaining commercial payors, however, and these payors have informed us that they do not believe the data from this trial justifies the removal of the experimental designation. As a result, these commercial payors may refuse to reimburse the technical and professional fees associated with MCOT.

        Administration of the claims process for the many commercial payors is complex. As a result, we sometimes bill payors for services for which we have no reimbursement contract. These payors may require that we return any funds that they pay in respect to these claims.

        The Centers for Medicare and Medicaid Services ("CMS") has established reimbursement rates that cover MCOT. The reimbursement rates are applicable to the Category I CPT codes established by the American Medical Association ("AMA") for Mobile Cardiovascular Telemetry. The codes and rates are contained in The Medicare Program Final Rule for the calendar year 2009 and became effective on January 1, 2009. These billing codes allowed for automated claims adjudication, substantially simplifying the reimbursement process for physicians and payors compared to the previous process. Reimbursement was previously obtained through non-specific billing codes which require various narratives that, in most cases, involve semi-automated or manual processing, as well as additional review by payors.

        If commercial payors or Medicare decide not to reimburse our services or the related services provided by physicians, or the rates of such reimbursement change, or if we fail to properly administer claims, our revenue could fail to grow and could decrease.

Reimbursement by Medicare is highly regulated and subject to change; our failure to comply with applicable regulations, could decrease our revenue and may subject us to penalties or have an adverse impact on our business.

        We received approximately 36% of our revenue as reimbursement from Medicare in 2009. The Medicare program is administered by CMS, which imposes extensive and detailed requirements on medical services providers, including, but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims, how we operate our monitoring facilities and how and where we provide our arrhythmia monitoring solutions. Our failure to comply with applicable Medicare rules could result in discontinuing our reimbursement under the Medicare payment program, our being required to return funds already paid to us, civil monetary penalties, criminal penalties and/or exclusion from the Medicare program.

        In addition, reimbursement from Medicare is subject to statutory and regulatory changes, local and national coverage decisions, rate adjustments and administrative rulings, all of which could materially affect the range of services covered or the reimbursement rates paid by Medicare for use of our arrhythmia monitoring solutions. For example, HMS, the entity that establishes carrier pricing for our services on behalf of CMS, reduced our MCOT reimbursement rate by 33% effective September 1, 2009. CMS reduced the rate of reimbursement for event services by 7%, and Holter services by 16%, beginning in 2010, as compared to the corresponding rates in effect in 2009. Event and Holter reimbursement rates for 2009 and 2008 were consistent with 2007.

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

A further reduction in the published reimbursement rates could negatively impact our business and our operating results.

        Carrier pricing for our services is established by HMS. We were notified in July 2009 that, effective September 1, 2009, HMS was reducing our Medicare reimbursement rate by 33%. We have no reason to believe the reimbursement rate will be reduced further in the foreseeable future; however, it is possible that the rate could decline. A decrease in the reimbursement rate for our services would adversely affect our business and operating results.

A reduction in sales of our services or a loss of one or more of our key commercial payors would adversely affect our business and operating results.

        A small number of commercial payors represent a significant percentage of our revenue. In the year ended December 31, 2009, our top 10 commercial payors by revenue accounted for approximately 62% of our total revenue. Our agreements with these commercial payors typically allow either party to the contract to terminate the contract by providing between 60 and 120 days prior written notice to the other party at any time following the end of the initial term of the contract. Our commercial payors may elect to terminate or not to renew their contracts with us for any reason and, in some instances can unilaterally change the reimbursement rates they pay. In the event any of our key commercial payors terminate their agreements with us, elect not to renew their agreements with us or enter into new agreements with us upon expiration of their current agreements on terms not as favorable as are currently provided, our business, operating results and prospects would be adversely affected.

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

        We may encounter difficulties in successfully integrating our operations, technologies, services and personnel with that of the acquired company, and our financial and management resources may be diverted from our existing operations. Offices in multiple states create a strain on our ability to effectively manage our operations and key personnel. If we elect to consolidate our facilities, we may lose key personnel unwilling to relocate to the consolidated facility, may have difficulty hiring appropriate personnel at the consolidated facility and may have difficulty providing continuity of service through the consolidation.

        Physician and patient satisfaction or performance problems with an acquired business, technology, service or device could also have a material adverse effect on our reputation. Additionally, potential disputes with the seller of an acquired business or its employees, suppliers or customers and amortization expenses related to intangible assets could adversely affect our business, operating results and financial condition. If we fail to properly evaluate and execute acquisitions, our business may be disrupted and our operating results and prospects may be harmed.

If we do not have enough MCOT monitors or sensors or experience delays in manufacturing, we may be unable to fill prescriptions in a timely manner, physicians may elect not to prescribe MCOT, and our revenue and growth prospects could be harmed.

        When a physician prescribes MCOT to a patient, our customer service department begins the patient hook-up process, which includes procuring a monitor and sensors from our distribution department and sending them to the patient. While our goal is to provide each patient with a monitor and sensors in a timely manner, we have experienced and may, in the future, experience delays due to the availability of monitors, primarily when converting to a new generation of monitor or in connection with the increase in prescriptions following potential acquisitions of other companies.

        We may also experience shortages of monitors or sensors due to manufacturing difficulties. Multiple suppliers provide the components used in our MCOT devices, but our facilities in San Diego, CA and Chester, PA are registered and approved by the FDA, as the ultimate manufacturer of MCOT devices. Our manufacturing operations could be disrupted by fire, earthquake or other natural disaster, a work stoppage or other labor-related disruption, failure in supply or other logistical channels, electrical outages or other reasons. If there was a disruption to our facilities in San Diego or Chester, we would be unable to manufacture MCOT devices until we have restored and re-qualified our manufacturing capability or developed alternative manufacturing facilities.

        Our success in obtaining future prescriptions from physicians is dependent upon our ability to promptly deliver monitors and sensors to our patients, and a failure in this regard would have an adverse effect on our revenue and growth prospects.

Interruptions or delays in telecommunications systems or in the data services provided to us by nPhase or the loss of our wireless or data services could impair the delivery of MCOT services.

        The success of MCOT is dependent upon our ability to store, retrieve, process and manage data and to maintain and upgrade our data processing and communication capabilities. The MCOT monitors rely on a third party wireless carrier to transmit data over its data network during times that the monitor is removed from its base. All data sent by our monitors via this wireless data network or via landline is routed directly to nPhase data centers and subsequently routed to our monitoring center. We are dependent upon these third parties to provide data transmission and data hosting services to us. We do not have an agreement directly with this third party wireless carrier. Although we do have an agreement with nPhase that has a termination date in September 2012, nPhase may terminate its agreement with us if certain conditions occur, including if nPhase's agreement with the third party wireless carrier terminates, in the event we fail to maintain an agreed-upon number of active cardiac monitoring devices on the nPhase network or in the event that we begin to utilize the services of a provider of monitoring and communication services other than nPhase. We have no control over the status of the agreement between nPhase and the wireless carrier. If we fail to maintain our relationships with nPhase or if we lose wireless carrier services, we would be forced to seek alternative providers of data transmission and data hosting services, which might not be available on commercially reasonable terms or at all.

        As we expand our commercial activities, an increased burden will be placed upon our data processing systems and the equipment upon which they rely. Interruptions of our data networks or the data networks of nPhase for any extended length of time, loss of stored data or other computer problems could have a material adverse effect on our business, financial condition and results of operations. Frequent or persistent interruptions in our arrhythmia monitoring services could cause permanent harm to our reputation and could cause current or potential users of MCOT or prescribing physicians to believe that our systems are unreliable, leading them to switch to our competitors. Such interruptions could result in liability, claims and litigation against us for damages or injuries resulting from the disruption in service.

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

If we or our suppliers fail to achieve or maintain regulatory approval of manufacturing facilities, our growth could be limited and our business could be harmed.

        We currently assemble the monitors and sensors for MCOT in San Diego, CA and Chester, PA. Monitors used for event, Holter and pacemaker services are purchased from several third parties. In order to maintain compliance with FDA and other regulatory requirements, our manufacturing facilities must be periodically re-evaluated and qualified under a quality system to ensure they meet production and quality standards. Suppliers of components of and products used to manufacture MCOT devices and the manufacturers of the monitors used in event, Holter and pacemaker services must also comply with FDA and foreign regulatory requirements, which often require significant resources and subject us and our suppliers to potential regulatory inspections and stoppages. We or our suppliers may not satisfy these requirements. If we or our suppliers do not maintain regulatory approval for our manufacturing operations, our business could be adversely affected.

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

        The design, manufacture and marketing of services of the types we provide entail an inherent risk of product liability claims. Any such claims against us may require us to incur significant defense costs, irrespective of whether such claims have merit. In addition, we provide information to health care providers and payors upon which determinations affecting medical care are made, and claims may be made against us resulting from adverse medical consequences to patients resulting from the information we provide. In addition, we may become subject to liability in the event that the monitors and sensors we use fail to correctly record or transfer patient information or if we provide incorrect information to patients or health care providers using our services. We have also agreed to indemnify nPhase for any claims resulting from the provision of our services. If we incur one or more significant claims against us, if we are required to indemnify nPhase as a result of the provision of our services, or if we are required to undertake remedial actions in response to any such claims, such claims or actions would adversely affect our business and results of operations.

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

        As of February 9, 2009, we had 15 issued U.S. patents, 19 foreign patents and 43 pending U.S. and international patent applications relating to various aspects of our MCOT service. We also had 7 trademark registrations in the United States for a variety of word marks and slogans. We do not believe that any single patent, trademark or other intellectual property right of ours, or combination of our intellectual property rights, is likely to prevent others from competing with us using a similar business model. There are many issued patents and patent applications held by others in our industry and the electronics field. Our competitors may independently develop technologies that are substantially similar or superior to our technologies, or design around our patents or other intellectual property to avoid infringement. In addition, we may not apply for a patent relating to products or processes that are patentable, we may fail to receive any patent for which we apply or have applied, and any patent owned by us or issued to us could be circumvented, challenged, invalidated, or held to be unenforceable, or rights granted thereunder may not adequately protect our technology or provide a competitive advantage to us. For example, with respect to one of our U.S. patents, we have a corresponding foreign patent, the claims of which were amended substantially more so than in the United States, to overcome art that was of record in the U.S. patent. If a third-party challenges the validity of any patents or proprietary rights of ours, we may become involved in intellectual property disputes and litigation that would be costly and time-consuming.

        Although third parties may infringe on our patents and other intellectual property rights, we may not be aware of any such infringement, or we may be aware of potential infringement but elect not to seek to prevent such infringement or pursue any claim of infringement, and the third party may continue its potentially infringing activities. Any decision whether or not to take further action in response to potential infringement of our patent or other intellectual property rights may be based on any one or more of a variety of factors, such as the potential costs and benefits of taking such action, and business and legal issues and circumstances. Litigation of claims of infringement of a patent or other intellectual property rights may be costly and time-consuming and divert the attention of key company personnel, and may not be successful or result in any significant recovery of compensation for any infringement or enjoining of any infringing activity. Litigation or licensing discussions may also involve or lead to counterclaims that could be brought by a potential infringer to challenge the validity or enforceability of our patents and other intellectual property.

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

        Based on the litigious nature of our industry and the electronics field and the fact that we may pose a competitive threat to some companies who own or control various patents, it is always possible that one or more third parties may assert a patent infringement claim seeking damages and to enjoin the manufacture, use, sale and marketing of our products and services. If a third-party asserts that we have infringed on its patent or proprietary rights, we may become involved in intellectual property disputes and litigation that would be costly and time-consuming and could impair or foreclose our ability to make, use, market or sell our products and services.

        Lawsuits may have already been filed against us without our knowledge. Additionally, we may receive notices from other third parties suggesting or asserting that we are infringing their patents and inviting us to license such patents. We do not believe that we are infringing on any other party's patents or that a license to any such patents is necessary. Should litigation over such patents arise, we intend to vigorously defend against any allegation of infringement.

        If we are found to infringe on the patent or intellectual property rights of others, we may be required to pay damages, stop the infringing activity or obtain licenses or rights to the patents or other intellectual property in order to use, manufacture, market or sell our products and services. Any required license may not be available to us on acceptable terms or at all. If we succeed in obtaining such licenses, payments under such licenses would reduce any earnings from our products. In addition, licenses may be non-exclusive and, accordingly, our competitors may have access to the same technology as that which may be licensed to us. If we fail to obtain a required license or are unable to alter the design of our product candidates to make a license unnecessary, we may be unable to manufacture, use, market or sell our products and services, which could significantly affect our ability to achieve, sustain or grow our commercial business.

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

        Our Chief Executive Officer, Chief Financial Officer and Senior Vice President of Sales recently joined CardioNet within the last year in their current capacities and are being integrated into our management team. They will have significant responsibility for our operations and success, but have only limited experience with our business. If they do not smoothly and rapidly develop knowledge of our business and integrate with our existing management, our business operations could be significantly disrupted.

If we fail to obtain and maintain necessary FDA clearances, our business will be adversely affected.

        The monitors and sensors that we manufacture and use as part of our MCOT service are classified as medical devices and are subject to extensive regulation by the FDA. Further, we maintain establishment registration with the FDA as a distributor of medical devices. FDA regulations govern manufacturing, labeling, promotion, distribution, importing, exporting, shipping and sale of these devices.

        Our MCOT devices, including our C3 monitor, and our arrhythmia detection algorithms have "510(k) clearance" status from the FDA. Modifications to our MCOT devices, such as our C5 device development, or our algorithms that could significantly affect safety or effectiveness, or that could constitute a significant change in intended use, would require a new clearance from the FDA. If in the future we make changes to our MCOT devices or our algorithms, the FDA could determine that such modifications require new FDA clearance, and we may not be able to obtain such FDA clearances in a timely fashion or at all.

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

        We have call centers and monitoring facilities in Pennsylvania, Georgia, and Minnesota that analyze the data obtained from arrhythmia monitors and report the results to physicians. In order for us to receive reimbursement from Medicare and some commercial payors, we must have a call center certified as an IDTF. Certification as an IDTF requires that we follow strict regulations governing how the center operates, such as requirements regarding the experience and certifications of the technicians who review data transmitted from our monitors. These rules and regulations vary from location to location and are subject to change. If they change, we may have to change the operating procedures at our monitoring facilities and call centers, which could increase our costs significantly. If we fail to obtain and maintain IDTF certification, our services may no longer be reimbursed by Medicare and some commercial payors, which could have a material adverse impact on our business.

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

Changes in the regulatory environment may constrain or require us to restructure our operations, which may harm our revenue and operating results.

        Health care laws and regulations change frequently and may change significantly in the future. We may not be able to adapt our operations to address every new regulation, and new regulations may adversely affect our business. We cannot provide assurance that a review of our business by courts or regulatory authorities would not result in a determination that adversely affects our revenue and operating results, or that the health care regulatory environment will not change in a way that restricts our operations. In addition, as a result of the focus on health care reform, there is risk that Congress may implement changes in laws and regulations governing health care service providers, including measures to control costs, or reductions in reimbursement levels, which may adversely affect our business and results of operations.

Changes in the health care industry or tort reform could reduce the number of arrhythmia monitoring solutions ordered by physicians, which could result in a decline in the demand for our solutions, pricing pressure and decreased revenue.

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

        As of December 31, 2009, we had $46.0 million of goodwill and $0.9 million of net intangible assets, most of which resulted from acquisition of PDSHeart. Current accounting rules require that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any. The goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. Any determination requiring the write-off of a significant portion of goodwill or intangible assets could have a material adverse effect on our financial condition and results of operations.

We have a concentration of risk related to the accounts receivable from one customer. Failure to fully collect outstanding balances from this customer, or a combination of other customers, may adversely affect our results of operations.

        As of December 31, 2009, we have balances owed to us from one customer representing approximately 15% of our total gross accounts receivable. We maintain an allowance for doubtful accounts based on the aging of outstanding receivables, as well as for any specific instances we become aware of that may preclude us from reasonably assuring collection on outstanding balances. Determining the allowance for doubtful accounts is judgmental in nature and often involves the use of significant estimates. A determination that requires a change in our estimates could have a materially adverse effect on our financial condition and operating results.

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

  •
  the development of increased competition for arrhythmia monitoring solutions;

  •
  price and volume fluctuations in the overall stock market;

  •
  changes in operating performance and stock market valuations of other early stage companies generally;

  •
  the seasonal nature of our revenue, which have typically been moderately lower during summer months, which we believe may be due to physician and patient vacation schedules and patient reluctance to initiate cardiac monitoring during months when patients are more likely to be more active;

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

  •
  changes in accounting principles.

        In addition, the stock markets, and in particular the Nasdaq Global Market, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many health care companies. Stock prices of many health care companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation we could incur substantial costs, and our resources and the attention of management could be diverted from our business.

Future sales of our common stock may depress our stock price.

        Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2009, we had 23,965,405 outstanding shares of vested common stock. In addition, we have outstanding 1,575,645 options and restricted stock units (RSU's) to purchase shares of our common stock that will become exercisable over the next four years. If exercised, these options and RSU's would result in additional shares becoming available for sale upon expiration of the lock-up agreements.

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

General economic conditions, which are largely out of our control, may adversely affect the Company's financial condition and results of operations.

        The Company's operations may be affected by changes in general economic conditions. Recessionary economic cycles, higher interest rates, inflation, higher levels of unemployment, changes in the laws or industry regulations or other economic factors may adversely affect the demand for the Company's products. Additionally, these economic factors and changes in laws and regulations may adversely affect the Company's financial condition and results of operations.

The illiquid capital markets may have an impact on our business and financial condition in ways that we currently cannot predict.

        The continued credit crisis, reduction in confidence and related turmoil in the global financial system may have an impact on our business and our financial condition. The global financial and credit markets continue to experience declines or slow growth and there continues to be diminished liquidity and credit availability. Due to the recent tightening of credit markets and concerns regarding the availability of credit, patients and payors may not have access to sufficient cash or short-term credit to obtain MCOT or other services provided by the Company. We believe that we could be negatively impacted if these conditions continue for a sustained period of time, or if there is further deterioration in financial markets and major economies. Delays of this nature would adversely affect our service revenue, and therefore harm our business and results of operations.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We lease approximately 55,000 square feet of space for our headquarters and service center in Conshohocken, Pennsylvania under an agreement that expires in December 2013. We also lease approximately 20,000 square feet of space for our San Diego, CA facility under an agreement that expires in August 2011, which is dedicated to light manufacturing and repair, research and development, various IT functions, and engineering activities. The balance of the floor space is dedicated to office space. We leased approximately 10,000 square feet of space for our distribution operation in Chester, PA, under an agreement that expires in October 2012. We conduct servicing center and distribution operations in our leased premises located in Conyers, Georgia under a lease for approximately 10,300 with an expiration date of August 2013. We also have service operations in our leased premises located in Edina, Minnesota consisting of approximately 2,030 square feet of space under an agreement that expires in March, 2015. In December, 2009 we opened a new distribution facility in Phoenix, Arizona utilizing approximately 10,818 square feet of space rented through a lease executed on September 30, 2009, expiring in April 2015. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Item 3.    Legal Proceedings

        Commencing on August 26, 2009, two putative class actions were filed in the United States District Court for the Eastern District of Pennsylvania naming CardioNet, Inc., Randy Thurman and Martin P. Galvan as defendants and alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints purport to bring claims on behalf of a class of persons who purchased the Company's common stock between April 30, 2009 and June 30, 2009 and between April 30, 2009 and July 10, 2009. The complaints allege that the defendants issued various materially false and misleading statements relating to the Company's projected performance that had the effect of artificially inflating the market price of its securities. The complaints further allege that the alleged misstatements were revealed to the public on June 30, 2009 and July 10, 2009 when the Company made certain announcements regarding potential lower pricing for commercial and Medicare reimbursement rates. These actions were consolidated on September 9, 2009 under docket number 09-3894. On October 26, 2009, two competing motions were filed for appointment of lead plaintiffs and lead counsel pursuant to the requirements of the Private Securities Litigation Reform Act of 1995. On December 22, 2009, the Court appointed lead plaintiff, but denied its request for appointment of lead counsel and required lead plaintiff to file an amended motion for approval of its selection of class counsel. Lead Plaintiff filed their amended motion for appointment of lead counsel on January 15, 2010, was granted on February 3, 2010. Lead Plaintiff must file an amended consolidated complaint by February 19, 2010 and the Company has until March 26, 2010 to respond. The Company believes the claims are without merit and intends to defend the litigation vigorously.

        On April 2, 2009 CardioNet entered into a Merger Agreement to acquire Biotel Inc. for $14.0 million. On July 14, 2009, CardioNet exercised its contractual right to terminate the Merger Agreement due to Biotel's breach of certain covenants in the agreement. The next day, CardioNet notified Biotel of its obligation to pay the Company $1.4 million for a termination fee and expenses in accordance with the Merger Agreement. On or about July 16, 2009, Biotel subsequently commenced litigation against CardioNet in Minnesota District Court in Hennepin County, Fourth Judicial District, alleging that CardioNet had breached and improperly terminated the Merger Agreement. CardioNet removed the action to the United States District Court for the District of Minnesota on the basis of diversity jurisdiction, and Biotel did not seek to remand the action. Biotel is seeking specific performance and damages in an amount in excess of $10.0 million. CardioNet has counterclaimed under the terms of the Merger Agreement for its termination fee and associated expenses; the current amount of that counterclaim is $1.4 million. The case is to be ready for trial by July 15, 2010. Discovery is underway. The Company plans to vigorously defend its position and prosecute its counterclaim.

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

  2009

Quarter Ended	High	Low
December 31, 2009	$7.29	$4.36
September 30, 2009	9.57	$5.87
June 30, 2009	27.45	$15.01
March 31, 2009	29.37	$20.49

  2008

Quarter Ended	High	Low
December 31, 2008	$25.59	$17.03
September 30, 2008	34.50	24.96
June 30, 2008	30.11	18.25
March 31, 2008 (from March 19)	18.08	17.50

        As of February 10, 2009, there were 23,961,921 shares of our common stock outstanding. Also as of that date, we had approximately 73 holders of record, including multiple beneficial holders at depositories, banks and brokers included as a single holder in the single "street" name of each respective depository, bank or broker.

Share Repurchases

        We did not repurchase any of our equity securities during 2009 or 2008.

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

Equity Compensation Plan Information

        The following table presents the equity compensation plan information as of December 31, 2009:

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Employee and non-employee director stock option plans	1,575,645	$15.21	1,132,135
Employee stock purchase plan	58,095	$6.39	244,398

Total	1,633,740	14.37	1,376,533

Stock Performance Graph

        The graph below shows the total stockholder return of an investment of $100 on March 19, 2008 (the first day of trading of our common stock on the Nasdaq Stock Exchange) through December 31, 2009 for (i) our common stock (ii) The Nasdaq Health Care Index and (iii) The Russell 2000 Index. Stock price performance show in the graph below is not indicative of future stock price performance.

Comparison of Cumulative Total Return*
Among CardioNet, Inc., The NASDAQ Health Care Index
and The Russell 2000 Index

Company/Index	3/31/2009	6/30/2009	9/30/2009	12/31/2009
CardioNet, Inc.	$158.53	$92.20	$37.97	$33.56
Nasdaq Health Care Index	85.47	95.72	107.24	108.59
Russell 2000 Index	64.78	78.18	93.26	96.87

Company/Index	3/31/2008	6/30/2008	9/30/2008	12/31/2008
CardioNet, Inc.	$101.64	$150.45	$141.02	$139.27
Nasdaq Health Care Index	104.97	105.81	109.24	93.19
Russell 2000 Index	103.66	104.26	103.10	76.17

*
$100 invested on March 19, 2008 in stock or index, including reinvestment of dividends. Fiscal year ending December 31, 2009.

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

        As of December 31, 2009, we had invested $30.1 million of net proceeds from the offering in money market funds. Through December 31, 2009, we have not used the net proceeds from the offering, other than to repay our outstanding long-term debt balance of $2.5 million and to pay a success fee of $0.2 million in connection with the offering to the lender of such long-term debt, and to pay $5.0 million owed to former stockholders of PDSHeart holding certificates of subordinated contingent payment interest to fully extinguish our obligations under such certificates. We intend to use the remaining proceeds for our working capital needs, research and development, to invest in infrastructure, pursue new markets and product applications and to pursue strategic opportunities. We cannot specify with certainty all of the particular uses for the net proceeds from our initial public offering. Accordingly, our management will have broad discretion in the application of the net proceeds.

Item 6.    Selected Financial Data

        The following selected financial data is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and related notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Item 7 of this report.

	Year ended December 31,
	2009	2008	2007	2006	2005
	in thousands, except per share data
Statement of Operations Data:
Revenues:
Net patient revenues	$140,233	$119,764	$72,357	$33,019	$29,467
Other revenues	388	690	635	904	1,471

Total revenues	140,621	120,454	72,992	33,923	30,938
Cost of revenues	48,688	39,913	25,526	12,701	16,963

Gross profit	91,933	80,541	47,466	21,222	13,975
Operating expenses:
General and administrative	59,135	40,860	27,474	15,631	13,853
Sales and marketing	34,656	21,111	15,968	6,448	6,456
Research and development	5,810	3,999	3,782	3,631	3,361
Integration, restructuring and other charges	12,981	4,880	—	—	—

Total operating expenses	112,582	70,850	47,224	25,710	23,670

(Loss) income from operations	(20,649)	9,691	242	(4,488)	(9,695)
Other income (expense):
Interest income	190	1,167	1,621	114	97
Interest expense	(12)	(170)	(2,221)	(3,271)	(1,865)

Total other income (expense)	178	997	(600)	(3,157)	(1,768)

(Loss) income before benefit from income taxes	$(20,471)	$10,688	$(358)	$(7,645)	$(11,463)
Provision for income taxes	5	1,483	—	—	—

Net (loss) income	$(20,476)	$9,205	$(358)	$(7,645)	$(11,463)

Dividends on and accretion of mandatorily redeemable convertible preferred stock	—	(2,597)	(8,346)	—	—
Net (loss) income applicable to common shares	$(20,476)	$6,608	$(8,704)	$(7,645)	$(11,463)

Net (loss) income per common share(1):
Basic	$(0.86)	$0.36	$(2.89)	$(2.63)	$(4.04)
Diluted	$(0.86)	$0.29	$(2.89)	$(2.63)	$(4.04)
Shares used to compute net (loss) income per share(1):
Basic	23,771,368	18,348,594	3,011,699	2,908,360	2,837,772
Diluted	23,771,368	22,658,813	3,011,699	2,908,360	2,837,772

(1)
Please see Note 2 to our consolidated financial statements for an explanation of the method used, the net (loss) income per share and the number of shares used in computation of the per share amounts.

	As of December 31,
	2009	2008	2007	2006	2005
	in thousands
Balance Sheet Data:
Cash and cash equivalents	$49,152	$58,171	$18,091	$3,909	$2,758
Working capital	75,383	84,003	29,375	(18,713)	3,648
Total assets	168,322	165,773	103,040	17,170	16,451
Total debt	—	72	2,743	29,488	23,606
Total mandatorily redeemable convertible preferred stock	—	—	115,302	—	—
Total shareholders' equity	149,353	150,117	(26,865)	(19,857)	(13,660)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation

        You should read the following discussion and analysis of our financial condition and results of our operations in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled "Risk Factors," and elsewhere in this prospectus. We are on a calendar year end, and except where otherwise indicated below, "2009" refers to the year ended December 31, 2009, "2008" refers to the year ended December 31, 2008 and "2007" refers to the year ended December 31, 2007.

Overview

  Company Background

        CardioNet is a leading provider of ambulatory, continuous, real-time outpatient management solutions for monitoring relevant and timely clinical information regarding an individual's health. The Company's efforts have initially been focused on the diagnosis and monitoring of cardiac arrhythmias, or heart rhythm disorders, with a solution that it markets as Mobile Cardiac Outpatient Telemetry™ (MCOT™). The Company actively began developing its product platform in April 2000, and since that time, has devoted substantial resources in advancing its patient monitoring solutions. The platform successfully integrates a wireless data transmission network, internally developed software, FDA-cleared algorithms and medical devices, and a 24-hour monitoring service center.

        The Company's Conshohocken location has been an approved Independent Diagnostic Testing Facility ("IDTF") by Medicare since it received 510(k) clearance for the first and second generation of our core MCOT devices in 2002. The Company received FDA 510(k) clearance for the proprietary algorithm included in its third generation product, or C3, in October 2005. Subsequently in November 2006, the Company received FDA 510(k) clearance for its C3 system which it has incorporated as part of its monitoring solution. The Company continues to pursue innovation of new and existing medical solutions through investments in research and development and expects to launch its next generation MCOT device in 2010. The CardioNet Monitoring Center commenced operations in Conshohocken, Pennsylvania in 2002, concurrent with its first FDA approval, and all of the Company's MCOT arrhythmia monitoring activities are currently conducted at that location.

        On August 6, 2008, an underwritten secondary public offering of shares of common stock held by certain of the Company's existing stockholders was completed. The Company did not issue any shares and received no proceeds in connection with such offering.

        On March 25, 2008, the Company completed its initial public offering generating net proceeds to the Company of approximately $46.7 million, after deducting underwriter commissions and offering expenses. Upon the closing of the Company's initial public offering, all outstanding shares of the Company's mandatorily redeemable convertible preferred stock and convertible preferred stock converted into shares of common stock. At December 31, 2008, the Company had no shares of preferred stock outstanding.

        In March 2007, the Company acquired all of the outstanding capital stock of PDSHeart. The acquisition of PDSHeart provided three additional product lines to compliment MCOT: event, Holter and pacemaker monitoring solutions. In addition, the acquisition supplied the Company with existing sales channels and relationships in geographic areas that previously had not been penetrated prior to the acquisition.

  nPhase Supplier Agreement

        The Company established a relationship with nPhase, formerly Qualcomm Inc., in May 2003. nPhase is the sole provider of wireless cellular data connectivity solutions and data hosting and queuing services for the Company's monitoring network. The Company has no fixed or minimum financial commitment as it relates to network usage or volume activity. However, if the Company fails to maintain an agreed-upon number of active cardiac monitoring devices on the nPhase network or it utilizes the monitoring and communications services of a provider other than nPhase, nPhase has the right to terminate its relationship with the Company.

  Reimbursement

        In October 2008, the Centers for Medicare and Medicaid Services ("CMS") established reimbursement rates that cover MCOT services. The reimbursement rates are applicable to the Category I CPT codes (93228 and 93229) established by the American Medical Association ("AMA") for MCOT and became effective on January 1, 2009. Highmark Medicare Services ("HMS") is responsible for setting the reimbursement rate on behalf of CMS for code 93229, which is the code for the technical component of our services. These billing codes allow for automated claims adjudication, substantially simplifying the reimbursement process for physicians and payors compared to the previous process. Reimbursement prior to the use of the new CPT codes was obtained through non-specific billing codes which require various narratives that, in most cases, involve semi-automated or manual processing, as well as additional review by payors.

        On July 10, 2009, HMS announced a reduction in the reimbursement rate for our MCOT services to $754 per service, a reduction of approximately 33%. This new rate went into effect on September 1, 2009. We have also experienced a decline in our commercial carrier pricing. The decline in reimbursement rates has had a negative impact on the Company's revenue and operating results, and has presented significant challenges to the the Company's current business model. Several operational initiatives are currently being implemented, including cost efficiency measures and a continued focus on sales volume growth. The Company intends to continue to work with CMS to achieve an appropriate national rate in the future, and will continue to evaluate its strategic options.

        We have successfully secured contracts with many national and regional commercial payors. We increased the number of our MCOT contracts with commercial payors from 195 at December 31, 2008 to 245 at December 31, 2009. We estimate that the number of covered commercial lives increased from 151 million at December 31, 2008 to 158 million at December 31, 2009. The current estimated total of over 200 million covered lives for Medicare and commercial lives for which we had reimbursement contracts as of December 31, 2009 represents approximately 76% of the total covered lives in the United States. The MCOT contracts also cover event, Holter and pacemaker service pricing. In addition, there were approximately 78 contracts with commercial payors that pertained only to event, Holter and pacemaker service pricing, and did not cover MCOT. The majority of the remaining covered lives are insured by a relatively small number of large commercial insurance companies that deemed MCOT to be "experimental and investigational" and do not currently reimburse us for services provided to their beneficiaries.

  Restructuring and Other Activities

        In the third quarter of 2009 the Company initiated restructuring plans that included the closure of the Company's event monitoring facility in Florida and its consolidation into its event monitoring facility in Georgia, the shift of the majority of its manufacturing activities from its San Diego location to Chester, PA and a reduction of support costs company-wide. The total cost of the restructuring plan was approximately $1.2 million, and was substantially complete as of December 31, 2009. The Company does not expect to incur additional charges related to the 2009 restructuring activities. The Company expects to realize an annualized cost savings of approximately $8.0 million from the execution of the 2009 restructuring plan.

        On December 1, 2009, certain of the Company's executive officers voluntarily cancelled a portion of their unvested stock options as of that date. No consideration was given in exchange for the cancellation, and no new options were granted. The Company has accounted for the cancellation in accordance with ASC 718, Compensation—Stock Compensation. As a result of this activity, the Company incurred a one-time charge of $9.8 million to recognize the remaining unamortized expense associated with the cancelled options.

        In the first quarter of 2010, the Company will initiate additional restructuring activities and estimates that it will incur additional charges of approximately $3.0 million in the first and second quarters of 2010.

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

  Revenue Recognition

        The Company recognizes revenue primarily from patient monitoring services, derived from its MCOT, event, Holter and pacemaker services. The Company receives a significant portion of its revenue reimbursement from third party commercial insurance organizations and governmental entities. It also receives reimbursement directly from patients through co-pay and self-pay arrangements.

        Revenue from the Medicare program is based on reimbursement rates set by governmental authorities and revenue from contracted commercial payors is recorded at the negotiated contractual rate. Revenue from non-contracted commercial payors is recorded at net realizable value based on historical payment patterns. Billings for services reimbursed by contract third party payors, including

Medicare, are recorded as revenues net of allowances for differences between amounts billed and the estimated receipts from such payors. Adjustments to the estimated receipts, based on final settlement with the third party payors, are recorded upon settlement. If the Company does not have consistent historical information regarding collectability from a given payor, revenue is recognized when cash is received. Unearned amounts are appropriately deferred until service is performed.

        Effective September 1, 2009, the Medicare reimbursement rate for MCOT services was reduced by 33%. For the years ended December 31, 2009, 2008 and 2007, the Medicare revenue as a percentage of the Company's total revenue was 36%, 33% and 30%, respectively.

        Other revenue, consisting mainly of information technology services provided to an affiliate of a stockholder, is recognized at the contractually established rate and is recognized at the time service is provided.

  Accounts Receivable

        Accounts receivable consist of amounts due to the Company from third party payors and patients as a result of the Company's normal business activities. Accounts receivable are reported on the balance sheet at estimated net realizable value. The Company establishes an allowance for doubtful accounts for estimated uncollectible receivables. The Company estimates the allowance based on historical collections, a review of specific outstanding claims, consideration of relevant qualitative factors and an established allowance percentage by aging category. The payment cycle for certain payors can be lengthy, involving denial, appeal, and adjudication processes. The Company's receivables are subject to periodic adjustments that may be significant. Increases to the allowance for doubtful accounts are charged to bad debt expense. Accounts receivable are written off when identified as uncollectible and deducted from the allowance after appropriate collection efforts have been exhausted. Based on collection experience in 2009 and 2008, the Company recorded additional bad debt expense of $9.1 million and $4.3 million, in 2009 and 2008 respectively, related to prior years' accounts receivable.

  Stock Based Compensation

        ASC 718, Compensation—Stock Compensation, addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. ASC 718 requires that an entity measure the cost of equity-based service awards based on the grant-date fair value of the award and recognize the cost of such awards over the period during which the employee is required to provide service in exchange for the award (the vesting period). ASC 718 requires that an entity measure the cost of liability-based service awards based on current fair value that is re-measured subsequently at each reporting date through the settlement date. The Company accounts for equity awards issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees.

        We estimate the fair value of our share-based award to employees and directors using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. Because our initial public offering was in March 2008, sufficient historical information prior to the third quarter of 2009 was not available to base assumptions of volatility on our own stock. As such, prior to the third quarter of 2009, we based our estimates of expected volatility on the expected volatility of a group of similar entities whose stock prices are publicly available. Beginning in the third quarter of 2009, we began using the historical price of our own stock to estimate expected volatility. The expected term represents the period of time that stock-based awards granted are expected to be outstanding. As we have a history of exercise experience for use in the calculation of expected term, we believe our historical experience is the best estimate of our future exercise patterns. Other assumptions used in the Black-Scholes option valuation model include the risk-free interest rate and expected dividend yield. The risk-free interest rate for periods pertaining to the contractual life of each option is based on the U.S. Treasury strip yield of a similar duration in effect at the time of grant. We have never paid, and do not expect to pay, dividends in the foreseeable future. The fair value of our stock-based awards was estimated at the date of grant using the following assumptions:

	Year Ended December 31,
	2009	2008	2007
Expected volatility	54.0%	50.0%	50.0%
Expected term (in years)	6.25	6.25	6.25
Weighted-average risk-free interest rate	2.23%	2.6%	5.0%
Expected dividends	0.0%	0.0%	0.0%
Weighted-average grant date fair value per share	$10.26	$12.17	$4.00

        ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. Forfeitures are estimated based on our historical experience and separate groups of employees that have similar historical forfeiture behavior are separately considered for expense recognition.

        In the absence of a public trading market for our common stock prior to our initial public offering on March 18, 2008, the fair value of our common stock for the year ended December 31, 2007, and for the year-to-date period ended March 18, 2008, the day prior to our initial public offering, was determined by our Board of Directors in good faith based upon consideration of a number of objective and subjective factors. The approach we used was consistent with the methods outlined in the AICPA Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Based on our assessment, we concluded that the fair value of our common stock ranged from $1.62 to $18.30 per share for the periods prior to our initial public offering.

Goodwill and Acquired Intangible Assets

        Goodwill is reported at its carrying value, and is reviewed annually for impairment, or when circumstances arise that may indicate impairment exists. The Company considers its business to be one reporting unit for purposes of performing its goodwill impairment analysis. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. To determine whether an impairment exists, the Company estimates the fair value of the reporting unit using an income approach, generally a discounted cash flow methodology, that includes assumptions for, among other things, forecasted income, cash flow, growth rates, income tax rates, expected tax benefits and long-term discount rates, all of which require significant judgments. The Company also considers comparable market data to assist in determining the fair value of its reporting unit. There are inherent uncertainties related to these factors and the judgment applied in the analysis. Nonetheless, the Company believes that the combination of an income and a market approach provides a reasonable basis to estimate the fair value of the reporting unit. If the estimated fair value of the reporting unit is less than its carrying value, an impairment exists and additional analysis will be undertaken to determine the amount of impairment. No impairment loss has been recorded for the years ending December 31, 2009 or 2008. Acquired intangible assets consist of trade names, customer relationships and non-compete agreements. The Company amortizes acquired intangible assets over their estimated useful lives on a straight-line basis.

  Income Taxes

        The Company accounts for income taxes under the liability method, as described in ASC 740, Income Taxes. Deferred income taxes are recognized for the tax consequences of temporary differences between the tax and financial statement reporting bases of assets and liabilities. A valuation allowance for net deferred tax assets is provided unless realizability is judged by us to be more likely than not.

Statements of Operations Overview

  Revenue

        Our principal source of revenue is patient revenue from cardiac monitoring services. The amount of revenue generated is based on the number of patients enrolled through physician prescriptions and the rates reimbursed to us by commercial payors, physicians, patients and Medicare. Reimbursement rates are set by a contract reimbursement provider, Highmark Medicare Services ("HMS"), on behalf of the Centers for Medicare and Medicaid Services ("CMS") on a case rate basis for the Medicare program. Rates are also set through negotiations with commercial payors who may pay either a case rate or a daily monitoring rate. From 2002 through December 2008, our average case rate for monitoring Medicare patients has remained relatively stable. Effective September 1, 2009, our Medicare reimbursement rate for our MCOT services was reduced by 33% from $1,123 to $754. We do not believe the decision to reduce our rate appropriately reflects the value provided and cost incurred to provide the service. We are currently working with CMS to achieve appropriate national pricing, and will continue to do so during 2010. In addition, we saw a decline in commercial pricing in the first half of the year as many of the larger payors brought their prices to be more in line with the previous Medicare price of $1,123. We have begun to see the commercial prices stabilize.

        Although prices have begun to stabilize, we expect pricing to decline over time in a manner consistent with the introduction and penetration of a premium priced service due to competition and the introduction of new technologies. Since our MCOT services are relatively new and the reimbursement status is evolving, our revenues are subject to fluctuations due to increases or decreases in rates and decisions by payors regarding reimbursement.

        For the event, Holter and pacemaker monitoring market, we expect the price to remain constant or decline as the new generation technology gains wider acceptance in the market. The established 2007 Medicare rates have remained relatively stable through 2009 for our event and Holter monitoring services. We expect 2010 rates for both event and Holter to decline slightly.

        We believe MCOT revenue will increase as a percentage of revenue going forward as we emphasize this service, continue our geographic expansion and achieve greater market penetration in existing markets. We expect that the event, Holter and pacemaker monitoring services revenues will remain constant or decline in absolute terms as the old technology is replaced and therefore, decrease as a percentage of revenue going forward. Other revenue consists mainly of web hosting services provided to an affiliate of a stockholder. We do not expect to have significant amount of other revenues going forward. Our revenues are seasonal, as the volume of prescriptions tends to slow down in the summer months due to the more limited use of our monitoring solutions as physicians and patients vacation.

  Gross Profit

        Gross profit consists of revenue less the cost of revenue. Cost of revenue includes:

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

        For the year ended December 31, 2009, our gross profit margin was 65.4%. We expect gross profit margins on MCOT services to decline in the short-term, as compared to the full year 2009, due to recent reimbursement rate changes, offset partially by efficiencies we expect to achieve through our cost reduction initiative. For our event and Holter monitoring services, we expect gross profit margins to also decline slightly as we expect reimbursement rates to decline by approximately 7% and 16%, respectively.

  Sales and Marketing

        Sales and marketing expense consists primarily of salaries, benefits and stock-based compensation related to account executives, marketing personnel and contracting personnel, account executive commissions, travel and other reimbursable expenses, and marketing programs such as trade shows and marketing campaigns.

        In 2010, we will rationalize the sales force by consolidating low volume and underperforming territories. We will also consolidate our specialty account executives into our sales force. As a result, we will still maintain the same geographic coverage in 49 states. We also plan to increase our marketing activities to better support the reduction in total number of account executives. We expect that overall sales and marketing expenses will decrease in absolute terms and as a percentage of revenue.

  Research and Development

        Research and development expense consists primarily of salaries, benefits and stock-based compensation of personnel and the cost of subcontractors who work on the development of the hardware and software for our next generation monitors and enhance the hardware and software of our existing monitors. Expenses related to clinical trials are also included in research and development expenses. We expect that research and development expenses will remain consistent in absolute terms and as a percentage of revenue going forward.

  General and Administrative

        General and administrative expense consists primarily of salaries, benefits and stock based compensation related to general and administrative personnel, professional fees primarily related to legal and audit fees, facilities expenses and the related overhead, and bad debt expense. We expect that general and administrative expenses will decrease in absolute terms and as a percentage of revenue as we continue to implement efficiency initiatives and realize cost savings.

  Income Taxes

        At the end of 2009, we had net deferred tax assets totaling approximately $32.8 million, consisting primarily of federal and state net operating loss and credit carryforwards. The Company made estimated payments in the second quarter of 2009 based on projected pre-tax income for the full fiscal year 2009. In the third quarter of 2009, our projections changed to an anticipated pre-tax loss. As a result, we have approximately $2.0 million in taxes receivable related to overpayments in 2009. The pre-tax loss resulted in an effective tax rate of zero for 2009. The Company has $38.5 million of federal net operating loss carryforwards remaining for use in future periods.

  Integration, Restructuring and Other Charges

        During 2009, the Company undertook several activities to increase the efficiency of its operations. The initiatives included an effort to reduce support costs company-wide and initiation of plans to move the majority of its manufacturing activities from San Diego to its facility in Chester, PA. The Company believes that it can achieve a reduction in shipping and administrative costs by combining its manufacturing and distribution facilities into one location. In addition, the Company closed its event monitoring facility in Florida and consolidated it with the Company's event monitoring facility in Georgia. The Company believes that it can realize cost efficiencies by consolidating its event monitoring centers in the southeastern United States and by eliminating duplicative administrative costs.

        The Company also incurred charges related to the departure of certain of its executive officers in the January 2009, including the Company's former Chief Executive Officer. The charge was comprised primarily of severance and benefit related costs. In addition, the Company incurred a one-time charge related the cancellation of certain executives unvested stock options.

        In the first quarter of 2010, the Company will initiate additional restructuring activities and estimates that it will incur additional charges of approximately $3.0 million in the first and second quarters of 2010.

Results of Operations

  Years Ended December 31, 2009 and 2008

        Revenue.    Total revenue for the year ended December 31, 2009 increased to $140.6 million from $120.5 million for the year ended December 31, 2008, an increase of $20.1 million, or 16.7%. MCOT revenue increased $24.7 million due to an increase in sales volume, partially offset by a decrease in MCOT reimbursement rates. The net increase in MCOT revenue was offset by a decrease in PDSHeart and other revenue of $4.6 million resulting from a reduction of volume.

        Gross Profit.    Gross profit increased to $91.9 million for the year ended December 31, 2009, or 65.4% of revenue, from $80.5 million for the year ended December 31, 2008, or 66.9% of revenue. The increase of $11.4 million, or 14.1%, was due to increased volume from MCOT services, offset by an increase of $5.3 million of payroll expense due to higher headcount, increased depreciation expense of $2.0 million related to additional devices being in service in the 2009 period compared to the 2008 period and an increase in other costs of $1.4 million. As a percentage of revenue gross margin declined 1.5%. This decline was largely a result of the reduction in reimbursement rates the Company experienced in 2009. The impact of the reduction in rates was partially offset by efficiencies gained in the Company's operations a result of the 2009 restructuring plan.

        General and Administrative and Bad Debt Expense.    General and administrative and bad debt expense increased to $59.1 million for the year ended December 31, 2009 from $40.9 million for the year ended December 31, 2008. This increase of $18.2 million, or 44.7%, was primarily due to an increase in the provision for bad debt of $6.7 million, increase in stock compensation expense of $4.2 million, increase in payroll expense largely resulting from the investment in the customer care organization of $2.6 million, increase in legal fees of $1.6 million and $3.1 million of other increased expenses resulting from depreciation, professional fees and rent expense. As a percentage of total revenue, general and administrative expense was 42.1% for the year ended December 31, 2009 compared to 33.9% for the year ended December 31, 2008.

        Sales and Marketing Expense.    Sales and marketing expense was $34.7 million for the year ended December 31, 2009 compared to $21.1 million for the year ended December 31, 2008. The increase of $13.6 million, or 64.2%, was due to the growth of the sales force and sales operations infrastructure. As a percent of total revenue, sales and marketing expense was 24.6% for the year ended December 31, 2009 compared to 17.5% for the year ended December 31, 2008.

        Research and Development Expense.    Research and development expense was $5.8 million for the year ended December 31, 2009 compared to $4.0 million for the year ended December 31, 2008. The increase of $1.8 million, or 45.3%, was due primarily to an increase in payroll expense and consulting fees as the Company builds its next generation device. As a percent of total revenue, research and development expense increased to 4.1% for the year ended December 31, 2009 from 3.3% for the year ended December 31, 2008.

        Integration, Restructuring and Other Charges.    Integration, restructuring and other charges were $13.0 million, or 9.2% of revenue, for the year ended December 31, 2009. The amount is comprised primarily of a one-time charge of $9.8 million related to the cancellation of unvested stock options held by certain of the Company's executive officers, severance expenses of $2.1 million related to the departure of certain executives, including the Company's former Chief Executive Officer, in the first quarter of 2009 and $1.2 million of costs associated with the 2009 restructuring plan activities that were initiated in the third quarter of 2009. The 2009 restructuring plan included the consolidation and closure of the Company's event monitoring facility in Florida with its event monitoring facility in Georgia, the shift of the majority of the Company's manufacturing activities to its Chester, PA facility, and an overall reduction of support costs company-wide. These costs were offset slightly by a realized gain of $0.2 million in 2009 from insurance proceeds related to the Conshohocken fire in 2008.

        For the year ended December 31, 2008, integration, restructuring and other charges were $4.9 million. Integration charges relating to the PDSHeart acquisition were $1.0 million for the year ended December 31, 2008, and restructuring charges relating to consolidating our Finance and Human Resources functions in Pennsylvania were $1.0 million. Secondary offering costs were $0.9 million, costs related to the resolution of intellectual property litigation were $1.0 million and other nonrecurring charges related to the departure of certain directors were $1.1 million for the year ended December 31, 2008. These costs were offset slightly by a realized gain of $0.1 million in 2008 from insurance proceeds related to the Conshohocken fire in 2008.

        Other Income.    Net interest income was $0.2 million for the year ended December 31, 2009, a decrease of $0.8 million, or 82.1% from $1.0 million for the year ended December 31, 2008. The decrease was primarily due to lower short term interest rates and a lower average cash balance in 2009 compared to 2008.

        Income Taxes.    The Company's effective tax rate was zero for the year ended December 31, 2009, compared to an effective tax rate of 13.9% for the year ended December 31, 2008. The decrease in the effective tax rate is due primarily to the pre-tax loss incurred for the year ended December 31, 2009, compared to pre-tax income for the year ended December 31, 2008.

        Net (Loss) Income.    The Company incurred a net loss of $20.5 million for the year ended December 31, 2009, a decline from net income of $6.6 million for the year ended December 31, 2008.

  Years Ended December 31, 2008 and 2007

        Revenue.    Total revenue for the year ended December 31, 2008 increased to $120.5 million from $73.0 million for the year ended December 31, 2007, an increase of $47.5 million, or 65.0%. MCOT revenue increased $45.6 million to $100.2 million, which represented 83.2% of our total revenue. Revenue from the event, Holter and pacemaker monitoring business increased $1.8 million versus the prior year due to the full period effect in 2008 of the PDSHeart acquisition that was consummated on March 8, 2007.

        Gross Profit.    Gross profit increased to $80.5 million for the year ended December 31, 2008, or 66.9% of revenue, from $47.5 million for the year ended December 31, 2007, or 65.0% of revenue. The increase of $33.0 million is primarily due to increased MCOT revenue compared to our lower margin event, Holter and pacemaker business.

        Of the $33.0 million increase, approximately $0.4 million was due to lower depreciation expense that resulted from a change in the estimated useful life of our C3 devices in October 2008. When the C3 generation of devices was initially launched in 2007, we estimated the useful life to be two years, consistent with the C2 generation of devices. We performed an analysis based on approximately one year's worth of accumulated field performance data, and concluded that the estimated useful life will be approximately three years. The change in depreciation is equal to the difference between what the depreciation for the remainder of 2008 would have been for C3 devices under the two year estimated useful life, and what the expense is for 2008, with the remaining net book value being depreciated over the remaining useful life of three years.

        General and Administrative and Bad Debt Expense.    General and administrative and bad debt expense increased to $40.9 million for the year ended December 31, 2008 from $27.5 million for the year ended December 31, 2007. This increase of $13.4 million, or 48.7%, was primarily due to an increase in the provision for bad debt of $5.2 million, $2.5 million due to increased infrastructure due to the Company's growth, increased insurance costs, audit and tax fees of $1.4 million that were higher due to the organization becoming a public entity, stock based compensation of $1.4 million, increased bonus accrual of $1.3 million, increased legal fees of $0.5 million and increased amortization due to the PDSHeart acquisition of $0.2 million. As a percent of total revenue, general and administrative expenses declined to 33.9% for the year ended December 31, 2008 compared to 37.6% for the year ended December 31, 2007, a decrease of 3.7% as the increase in expense was offset by the higher revenue.

        Sales and Marketing Expense.    Sales and marketing expense was $21.1 million for the year ended December 31, 2008 compared to $16.0 million for the year ended December 31, 2007. The increase of $5.1 million is due primarily to the continued expansion of our sales force and increased expenditures on improving the sales infrastructure. As a percent of total revenue, sales and marketing expenses were 17.5% for the year ended December 31, 2008 compared to 21.9% for the year ended December 31, 2007, a decline of 4.4% as the increase in expense was offset by higher revenue.

        Research and Development Expense.    Research and development expense increased to $4.0 million for the year ended December 31, 2008 compared to $3.8 million for the year ended December 31, 2007. As a percent of total revenue, research and development expenses declined to 3.3% for the year ended December 31, 2008 compared to 5.2% for the year ended December 31, 2007, a decline of 1.9% primarily due to higher revenue.

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

        In connection with the acquisition of PDSHeart, the Company initiated exit plans for acquired activities that were redundant to the Company's existing operations. As of December 31, 2008, the integration and restructuring activities related to PDSHeart were substantially complete, and approximately $1.0 million of employee-related expenses were incurred in 2008.

        In addition, in March 2008, the Company initiated restructuring plans to consolidate its Finance and Human Resources functions in Pennsylvania. This plan included the elimination of 7 positions in San Diego. As of December 31, 2008, the plan is complete with all positions eliminated and approximately $1.0 million of employee-related expenses have been incurred.

        Other Income.    Net interest income was $1.0 million for the year ended December 31, 2008 compared to net interest expense of $0.6 million for the year ended December 31, 2007. This decrease in interest expense on a net basis is due to the payoff of debt which occurred in 2007, as well as additional interest income on the proceeds from our initial public offering in 2008.

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

        Net Income (Loss).    Net income was $6.6 million for the year ended December 31, 2008 compared to a net loss of $8.7 million for the year ended December 31, 2007. As a percent of total revenue, net income was 5.5% for the year ended December 31, 2008 compared 11.9% for the year ended December 31, 2007.

  Liquidity and Capital Resources

        As of December 31, 2009, our principal source of liquidity was cash and cash equivalents totaling $49.2 million and net accounts receivable of $40.9 million. We have no short or long-term debt and do not anticipate needing to secure financing from external sources for cash to operate the business. We believe our cash on hand is sufficient to fund our near-term operations.

        Prior to the completion of our initial public offering, our operations were financed primarily through the private placement of equity securities and both long-term and short-term debt financings. We completed a financing involving shares of our mandatorily redeemable convertible preferred stock in March 2007, in which we received net proceeds of approximately $102.1 million. We completed our initial public offering in March 2008, in which we received net proceeds, after underwriting discounts and offering expenses, of approximately $46.7 million. As a result of the public offering, all outstanding mandatorily redeemable convertible preferred stock was converted to common stock. From the time of the public offering through December 31, 2009, we have not used the proceeds other than to repay outstanding debt and make certain contingent payments triggered by the public offering. The remainder of the funds are invested primarily in liquid money market funds. Through December 31, 2009, we funded our business primarily through the following:

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

  •
  cash from continuing operations of $7.9 million and $10.3 million for the years ending December 31, 2009 and 2008, respectively.

  Cash Flows from Operating Activities

        Net cash provided by (used in) operating activities during the years ended December 31, 2009, 2008 and 2007 was $7.9 million, $10.3 million and $(0.2) million, respectively.

  For the year ended December 31, 2009, cash was provided by operations by:

  •
  $16.6 million of non-cash stock-based compensation;

  •
  $10.0 million increase in non-cash depreciation charges; and

  •
  $3.0 million increase in trade credit from vendors.

        The cash provided by operations was partially offset by:

  •
  $20.5 million of net loss; and

  •
  $1.5 million increase in accounts receivable net of reserves.

  For the year ended December 31, 2008, cash was provided by operations by:

  •
  $9.2 million of net income from continuing operations;

  •
  $3.8 million increase in accrued expenses relating to accrued compensation, accrued income taxes and restructuring costs;

  •
  $3.4 million of non-cash stock-based compensation; and

  •
  $2.1 million in other assets relating to a reduction of deferred financing fees for debt paid down in connection with our initial public offering.

        The cash provided by operations was partially offset by $16.4 million increase in accounts receivable net of reserves primarily as a result of growth.

  For the year ended December 31, 2007, cash was used in operations primarily by:

  •
  $6.9 million increase in accounts receivable net of reserves primarily as a result of growth; and

  •
  $2.0 million of offering expenses.

        The cash uses were partially offset by:

  •
  $2.3 million increase in accounts payable and accrued liabilities;

  •
  $0.9 million of non-cash stock based compensation and common stock issued for services; and

  •
  $0.7 million of non-cash accretion of debt discount.

  Cash Flows from Investing Activities

        Net cash used in investing activities during the years ended December 31, 2009, 2008 and 2007 was $19.9 million, $16.6 million and $59.0 million, respectively.

        For the year ended December 31, 2009, cash was used in investing activities primarily by:

  •
  $19.9 million of asset purchases.

        For the year ended December 31, 2008, cash was used in investing activities primarily by:

  •
  $11.8 million of asset purchases; and

  •
  $4.8 million in net contingent payments to former PDSHeart stockholders as a result of our initial public offering.

        For the year ended December 31, 2007, cash was used in investing activities primarily by:

  •
  $13.0 million of asset purchases; and

  •
  $46.0 million consideration for the PDSHeart acquisition.

  Cash Flows from Financing Activities

        Net cash provided by financing activities during the years ended December 31, 2009, 2008 and 2007 was $3.0 million, $46.4 million and $73.4 million, respectively.

        For the year ended December 31, 2009, cash was provided by financing activities primarily by:

  •
  $3.1 million of proceeds from the exercise of stock options. Other than the repayment of the $0.1 million remaining debt outstanding, the Company did not participate in any traditional financing activities during 2009.

        For the year ended December 31, 2008 cash was provided by financing activities primarily by:

  •
  $46.7 million in net proceeds from our initial public offering, $2.5 million in proceeds from the exercise of stock options and employee stock purchase plan contributions and $0.5 million in proceeds from the issuance of debt, partially offset by $3.2 million for the repayment of debt.

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

Contractual Obligations and Commitments

        The following table describes our long-term contractual obligations and commitments as of December 31, 2009:

	Payments due by period
Contractual obligations	Total	2010	2011	2012	2013	2014	Beyond
	(in thousands)
Operating lease obligations	9,674	2,667	2,563	2,187	2,065	150	42
Capital lease obligations	49	49	—	—	—	—	—

Total	$9,723	$2,716	$2,563	$2,187	$2,065	150	$42

        As of December 31, 2009, the Company is bound under six facility leases, and several office equipment leases that are included in the table above. From time to time, we may enter into contracts or purchase orders with third parties under which we may be required to make payments. Our payment obligations under certain agreements will depend on, among other things, the progress of our development programs. Therefore, we are unable at this time to estimate with certainty the potential future costs we will incur under these agreements or purchase orders.

Recent Accounting Pronouncements

        In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30,

2009. The adoption of FASB ASC 105 did not impact the Company's financial position or results of operations.

        Effective January 1, 2009, the Company prospectively adopted ASC 820, Fair Value Measurements and Disclosures, with respect to fair value measurements required for the Company's nonfinancial assets and nonfinancial liabilities. The adoption did not have a material effect on the Company's financial position or results of operations.

        Effective January 1, 2009, the Company prospectively adopted ASC 805, Business Combinations and ASC 810, Consolidation. ASC 805 establishes the principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Previously any changes in valuation allowances as a result of income from acquisitions for certain deferred tax assets would serve to reduce goodwill. Under the current guidance, any changes in the valuation allowance related to income from acquisitions currently or in prior periods now serve to reduce income taxes in the period in which the reserve is reversed. Additionally, transaction related expenses that were previously capitalized are now expensed as incurred. As of December 31, 2008, the Company had no deferred transaction related expenses for business combination transactions in negotiation. All transaction related costs that have been incurred since the adoption of ASC 805 on January 1, 2009 have been expensed as incurred. ASC 810 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity; (ii) changes in a parent's ownership interest while the parent retains its controlling interest to be accounted for as equity transactions; and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. The adoption did not have an effect on the Company's financial position or results of operations.

        In April 2009, ASC 805 was amended for provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. Under the amended guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. This amendment did not have a material effect on the Company's financial position or results of operations.

        In April 2009, ASC 820 was amended to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This amendment also includes guidance on identifying circumstances that indicate a transaction is not orderly. This amendment is effective for periods ending after June 15, 2009. This amendment did not have a material effect on the Company's financial position or results of operations.

        In April 2009, ASC 320, Investments—Debt & Equity Securities, was amended to provide guidance for other-than-temporary impairments of debt securities. The amendment provides that financial asset impairment indicators should be based on the Company's intent to sell the security instead of the Company's ability to hold the security, and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This amendment is effective for periods ending after June 15, 2009. This amendment did not have a material effect on the Company's financial position or results of operations.

        The Company adopted ASC 855, Subsequent Events on May 1, 2009. The guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. The guidance also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. In accordance with ASC 855, we have evaluated subsequent events through the date and time the financial statements were issued.

Off-Balance Sheet Arrangements

        As of December 31, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our cash and cash equivalents as of December 31, 2009 were $49.2 million, and consisted primarily of cash and money market funds with maturities of less than 90 days. The Company earned approximately $0.2 million in interest during 2009. A decrease in interest rates of 100 basis points would not have a material impact on the Company's financial results. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while, at the same time, maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, our investment policy allows us to maintain a portfolio of cash equivalents and short term investments in a variety of securities including money market funds and corporate debt securities. Due to the short term nature of our investments, we believe we have no material exposure to interest rate risk.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
CardioNet, Inc.

        We have audited the accompanying consolidated balance sheets of CardioNet, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, redeemable convertible preferred stock and shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CardioNet, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CardioNet, Inc.'s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 22, 2010

CARDIONET, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and per share amounts.)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$49,152	$58,171
Accounts receivable, net of allowance for doubtful accounts of $22,396 and $14,426 at December 31, 2009 and 2008, respectively	40,885	39,431
Prepaid expenses and other current assets	2,818	1,059

Total current assets	92,855	98,661
Property and equipment, net	28,243	18,766
Intangible assets, net	939	1,823
Goodwill	45,999	45,999
Other assets	286	524

Total assets	$168,322	$165,773

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$7,160	$3,838
Accrued expenses	9,919	10,359
Deferred revenue	393	461

Total current liabilities	17,472	14,658
Deferred rent and other noncurrent liabilities	1,497	998

Total liabilities	18,969	15,656

Shareholders' equity
Common stock—$.001 par value as of December 31, 2009 and 2008; 200,000,000 shares authorized as of December 31, 2009 and 2008; 23,965,405 and 23,477,137 shares issued, outstanding at December 31, 2009 and 2008, respectively	24	24
Paid-in capital	242,320	222,608
Accumulated deficit	(92,991)	(72,515)

Total shareholders' equity	149,353	150,117

Total liabilities and shareholders' equity	$168,322	$165,773

See accompanying notes.

CARDIONET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except shares and per share amounts.)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Net patient service revenues	$140,233	$119,764	$72,357
Other revenues	388	690	635

Total revenues	140,621	120,454	72,992
Cost of revenue	48,688	39,913	25,526

Gross profit	91,933	80,541	47,466
Operating expenses:
General and administrative	39,153	27,607	19,397
Bad debt expense	19,982	13,253	8,077
Sales and marketing	34,656	21,111	15,968
Research and development	5,810	3,999	3,782
Integration, restructuring and other charges	12,981	4,880	—

Total operating expenses	112,582	70,850	47,224

(Loss) income from operations	(20,649)	9,691	242
Other income (expense):
Interest income	190	1,167	1,621
Interest expense	(12)	(170)	(2,221)

Total other income (expense)	178	997	(600)

(Loss) income before income taxes	(20,471)	10,688	(358)
Provision for income taxes	5	1,483	—

Net (loss) income	(20,476)	9,205	(358)

Dividends on and accretion of mandatorily redeemable convertible preferred stock	—	(2,597)	(8,346)
Net (loss) income available to common shareholders	$(20,476)	$6,608	$(8,704)

Net (loss) income per common share:
Basic	$(0.86)	$0.36	$(2.89)

Diluted	$(0.86)	$0.29	$(2.89)

Weighted average number of common shares outstanding:
Basic	23,771,368	18,348,594	3,011,699

Diluted	23,771,368	22,658,813	3,011,699

See accompanying notes.

CARDIONET, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND SHAREHOLDERS' EQUITY

(In thousands, except shares and per share amounts.)

	Redeemable Convertible Preferred Stock		Shareholders' Equity
	Mandatorily Redeemable Convertible Preferred Stock
			Convertible Preferred Stock
					Common Stock			Notes Receivable From Shareholders
							Paid-in Capital			Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2006	—	—	17,670,106	53,456	2,971,054	1,186	1,686		(224)	(75,961)	(19,857)
Issuance of common stock and stock options	—	—	—	—	7,176	—	153		—	—	153
Exercise of stock options	—	—	—	—	151,824	213	—		—	—	213
Issuance/Repayment of shareholder notes receivable	—	—	—	—	—	—	—		224	—	224
Stock based compensation	—	—	—	—	—	—	779		—	—	779
Issuance of mandatorily redeemable convertible preferred stock and recognition of contingent beneficial conversion	114,839	106,956	—	—	—	—	327		—	—	327
Dividend on and accretion of mandatorily redeemable convertible preferred stock	—	8,346	—	—	—	—	(2,945)		—	(5,401)	(8,346)
Net loss	—	—	—	—	—	—			—	(358)	(358)

Balance, December 31, 2007	114,839	115,302	17,670,106	53,456	3,130,054	1,399	—		—	(81,720)	(26,865)
Issuance/vesting of common stock	—	—	—	—	61,551	—	69		—	—	69
Exercise of stock options and purchase of shares related to the employee stock purchase plan	—	—	—	—	474,989	1	2,538		—	—	2,539
Stock based compensation	—	—	—	—	—	—	3,392		—	—	3,392
Dividend on and accretion of MRCPS	—	2,597	—	—	—	—	(2,597)		—	—	(2,597)
Conversion of MRCPS to common stock	(114,839)	(117,899)	—	—	7,680,902	8	117,891		—	—	117,899
Conversion of Convertible Preferred Stock	—	—	(17,670,106)	(53,456)	8,835,042	(1,387)	54,843		—	—	—
Proceeds from IPO (net of underwriter commissions)	—	—	—	—	3,000,000	3	46,472		—	—	46,475
Exercise of warrants	—	—	—	—	294,599	—	—		—	—	—
Net income	—	—	—	—	—	—	—		—	9,205	9,205

Balance December 31, 2008	—	—	—	—	23,477,137	24	222,608		—	(72,515)	150,117
Issuance/vesting of common stock	—	—	—	—	129,618	—	1,026		—	—	1,026
Exercise of stock options and purchase of shares related to the employee stock purchase plan	—	—	—	—	353,124	—	3,051		—	—	3,051
Stock based compensation	—	—	—	—	—	—	15,635		—	—	15,635
Exercise of warrants	—	—	—	—	5,526	—	—		—	—	—
Net loss	—	—	—	—	—	—	—		—	(20,476)	(20,476)

Balance December 31, 2009	—	$—	—	$—	23,965,405	$24	$242,320	$		$(92,991)	$149,353

See accompanying notes.

CARDIONET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except shares and per share amounts.)

	Year Ended December 31,
	2009	2008	2007
Operating activities
Net (loss) income	$(20,476)	$9,205	$(358)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	10,053	7,709	3,750
Loss on the disposal of property & equipment	408	423	50
Increase in deferred rent	532	86	450
Provision for doubtful accounts	19,982	13,253	8,077
Common stock and stock options issued for services	—	—	153
Accretion of debt discount, including recognition of contingent beneficial conversion	—	—	677
Stock-based compensation	16,625	3,392	779
Amortization of intangibles	884	984	799
Changes in operating assets and liabilities:
Accounts receivable	(21,436)	(29,687)	(14,969)
Prepaid expenses and other current assets	(1,759)	(772)	223
Other assets	238	2,077	(1,988)
Accounts payable	3,322	(134)	1,373
Accrued liabilities	(368)	3,813	929
Other noncurrent liabilities	(101)	(41)	(182)

Net cash (used in) provided by operating activities	7,904	10,308	(237)
Investing activities
Purchases of property and equipment	(19,938)	(11,804)	(13,051)
Investment in subsidiary, net of cash acquired	—	(4,836)	(45,907)

Net cash used in investing activities	(19,938)	(16,640)	(58,958)
Financing activities
Net proceeds from issuance of mandatorily redeemable convertible preferred stock	—	—	102,117
Proceeds from issuance of common stock	36	46,475	68
Proceeds from the exercise of employee stock options and employee stock purchase plan contributions	3,051	2,539	—
Proceeds from issuance of debt	—	500	373
Repayment of debt	(72)	(3,171)	(29,551)
Payments received on shareholder notes	—	69	370

Net cash provided by financing activities	3,015	46,412	73,377

Net (decrease) increase in cash and cash equivalents	(9,019)	40,080	14,182
Cash and cash equivalents—beginning of period	58,171	18,091	3,909

Cash and cash equivalents—end of period	$49,152	$58,171	$18,091

Supplemental disclosure of cash flow information
Cash paid for interest	$12	$386	$3,526

Cash paid for taxes	$6,218	—	—

Supplemental disclosure for noncash financing activities
Mandatorily redeemable convertible preferred stock issued as consideration for PDSHeart, Inc. acquisition	—	—	1,456
Noncash dividends paid on mandatorily redeemable convertible preferred stock	—	2,597	—
Mandatorily redeemable convertible preferred stock converted to common stock related to the initial public offering	—	117,899	—
Convertible preferred stock converted to common stock in connection with the initial public offering	—	53,456	—

See accompanying notes.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except shares and per share amounts.)

1. Organization and Description of Business

        CardioNet is a leading provider of ambulatory, continuous, real-time outpatient management solutions for monitoring relevant and timely clinical information regarding an individual's health. The Company's efforts have initially been focused on the diagnosis and monitoring of cardiac arrhythmias, or heart rhythm disorders, with a solution that it markets as Mobile Cardiac Outpatient Telemetry™ (MCOT™). The Company actively began developing its product platform in April 2000, and since that time, has devoted substantial resources in advancing its patient monitoring solutions. The platform successfully integrates a wireless data transmission network, internally developed software, FDA-cleared algorithms and medical devices, and a 24-hour monitoring service center.

        The Company has been approved as an Independent Diagnostic Testing Facility ("IDTF") for Medicare since it received 510(k) clearance for the first and second generation of our core MCOT devices in 2002. The Company received FDA 510(k) clearance for the proprietary algorithm included in its third generation product, or C3, in October 2005. Subsequently in November 2006, the Company received FDA 510(k) clearance for its C3 system which it has incorporated as part of its monitoring solution. The Company continues to pursue innovation of new and existing medical solutions through investments in research and development. The CardioNet Monitoring Center commenced operations in Conshohocken, PA in 2002, concurrent with its first FDA approval, and all of the Company's MCOT arrhythmia monitoring activities are currently conducted at that location.

        In October 2008, the Centers for Medicare and Medicaid Services ("CMS") established reimbursement rates that cover MCOT services. The reimbursement rates are applicable to the Category I CPT codes (93228 and 93229) established by the American Medical Association ("AMA") for MCOT and became effective on January 1, 2009. Highmark Medicare Services ("HMS") is responsible for setting the reimbursement rate on behalf of CMS for code 93229, which is the code for the technical component of our services. These billing codes allow for automated claims adjudication, substantially simplifying the reimbursement process for physicians and payors compared to the previous process. Reimbursement prior to the use of the new CPT codes was obtained through non-specific billing codes which require various narratives that, in most cases, involve semi-automated or manual processing, as well as additional review by payors.

        On August 6, 2008, an underwritten secondary public offering of shares of common stock held by certain of the Company's existing stockholders was completed. The Company did not issue any shares and received no proceeds in connection with such offering.

        On March 25, 2008, the Company completed its initial public offering generating net proceeds to the Company of approximately $46.7 million, after deducting underwriter commissions and offering expenses. Upon the closing of the Company's initial public offering, all outstanding shares of the Company's mandatorily redeemable convertible preferred stock and convertible preferred stock converted into shares of common stock. At December 31, 2008, the Company had no shares of preferred stock outstanding.

        On February 25, 2008, the Board of Directors of the Company, subject to stockholder approval, approved a reverse stock split of the Company's common stock at a ratio of one share for every two shares previously held. On March 5, 2008, the stockholders of the Company approved the reverse stock

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except shares and per share amounts.)

1. Organization and Description of Business (Continued)

split and the reverse stock split became effective. All common stock share and per-share data included in these consolidated financial statements reflect the reverse stock split.

        In March 2007, the Company acquired all of the outstanding capital stock of PDSHeart. The acquisition of PDSHeart provided three additional product lines to compliment MCOT: event, Holter and pacemaker monitoring solutions. In addition, the acquisition supplied the Company with existing sales channels and relationships in geographic areas that were previously had not been penetrated prior to the acquisition.

2. Summary of Significant Accounting Policies

  Principals of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

  Fair Value of Financial Instruments

        The Company's financial instruments consist mainly of cash and cash equivalent, accounts receivable, other current assets, accounts payable, deferred revenue and other current liabilities. The carrying value of these financial instruments approximates their fair value because of their short-term nature. The fair value of financial instruments is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

  Cash and Cash Equivalents

        Cash and cash equivalents include various deposits with financial institutions in checking and short-term money market accounts. The Company considers all highly liquid investments with initial maturity dates of three months or less to be cash or cash equivalents.

  Accounts Receivable and Allowance for Bad Debt

        Accounts receivable consist of amounts due to the Company from third party payors and patients as a result of the Company's normal business activities. Accounts receivable are reported on the balance sheet at estimated net realizable value. The Company establishes an allowance for doubtful accounts for estimated uncollectible receivables. The Company estimates the allowance based on historical collections, a review of specific outstanding claims, consideration of relevant qualitative

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except shares and per share amounts.)

2. Summary of Significant Accounting Policies (Continued)

factors and an established allowance percentage by aging category. The payment cycle for certain payors can be lengthy, involving denial, appeal, and adjudication processes. The Company's receivables are subject to periodic adjustments that may be significant. Increases to the allowance for doubtful accounts are charged to bad debt expense. Accounts receivable are written off when identified as uncollectible and deducted from the allowance after appropriate collection efforts have been exhausted. Based on collection experience in 2009 and 2008, the Company recorded additional bad debt expense of $9,112 and $4,283, in 2009 and 2008 respectively, related to prior years' accounts receivable.

  Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high quality financial institutions to mitigate this risk. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company records an allowance for doubtful accounts when it becomes probable and estimable that a receivable will not be collected. Past-due amounts are written off against the allowance for doubtful accounts when collections are believed to be unlikely and all collection efforts have ceased.

        At December 31, 2009, 2008 and 2007, one customer accounted for 20%, 23% and 12%, respectively, of our net accounts receivable.

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

  Impairment of Long-Lived Assets

        The Company periodically evaluates the recoverability of the carrying value of its long-lived assets based on the criteria established in ASC 360, Property, Plant & Equipment. The Company considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and the undiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of the expected future cash flows is less than the assets' carrying value. No impairment losses have been recognized for the years ended December 31, 2009 or 2008.

  Goodwill and Acquired Intangible Assets

        Goodwill is reported at its carrying value, and is reviewed annually for impairment, or when circumstances arise that may indicate impairment exists. The Company considers its business to be one reporting unit for purposes of performing its goodwill impairment analysis. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. To determine

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except shares and per share amounts.)

2. Summary of Significant Accounting Policies (Continued)

whether an impairment exists, the Company estimates the fair value of the reporting unit using an income approach, generally a discounted cash flow methodology, that includes assumptions for, among other things, forecasted income, cash flow, growth rates, income tax rates, expected tax benefits and long-term discount rates, all of which require significant judgments. The Company also considers comparable market data to assist in determining the fair value of its reporting unit. There are inherent uncertainties related to these factors and the judgment applied in the analysis. Nonetheless, the Company believes that the combination of an income and a market approach provides a reasonable basis to estimate the fair value of the reporting unit. If the estimated fair value of the reporting unit is less than its carrying value, an impairment exists and additional analysis will be undertaken to determine the amount of impairment. No impairment loss has been recorded for the years ending December 31, 2009, 2008 or 2007. Acquired intangible assets consist of trade names, customer relationships and non-compete agreements. The Company amortizes acquired intangible assets over their estimated useful lives on a straight-line basis.

  Revenue Recognition

        The Company recognizes revenue primarily from patient monitoring services, derived from its MCOT, event, Holter and pacemaker services. The Company receives a significant portion of its revenue reimbursement from third party commercial insurance organizations and governmental entities. It also receives reimbursement directly from patients through co-pay and self-pay arrangements.

        Revenue from the Medicare program is based on reimbursement rates set by governmental authorities and revenue from contracted commercial payors is recorded at the negotiated contractual rate. Revenue from non-contracted commercial payors is recorded at net realizable value based on historical payment patterns. Billings for services reimbursed by contract third party payors, including Medicare, are recorded as revenue net of allowances for differences between amounts billed and the estimated receipts from such payors. Adjustments to the estimated receipts, based on final settlement with the third party payors, are recorded upon settlement. If the Company does not have consistent historical information regarding collectability from a given payor, revenue is recognized when cash is received. Unearned amounts are appropriately deferred until service is performed.

        Effective September 1, 2009, the Medicare reimbursement rate for MCOT services was reduced by 33%. For the years ended December 31, 2009, 2008 and 2007, the Medicare revenue as a percentage of the Company's total revenue was 36%, 33% and 30%, respectively.

        Other revenue, consisting mainly of information technology services provided to an affiliate of a stockholder, is recognized at the contractually established rate and is recognized at the time service is provided.

  Advertising Costs

        Advertising costs are charged to expense as incurred. For the years ended December 31, 2009, 2008 and 2007, the Company incurred advertising costs of $628, $452, $333, respectively.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except shares and per share amounts.)

2. Summary of Significant Accounting Policies (Continued)

  Research and Development Costs

        Research and development costs are charged to expense as incurred.

  Net (Loss) Income Attributable to Common Shareholders

        The Company computes net (loss) income per share in accordance with ASC 260, Earnings Per Share. In accordance with this guidance, basic net (loss) income per share is computed by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period, and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the treasury stock or if converted methods, as applicable.

        The following summarizes the potential outstanding common stock of the Company as of the end of each period:

	December 31, 2009	December 31, 2008	December 31, 2007
Convertible preferred stock (A,B,C,D)	—	—	8,835,042
Mandatorily redeemable convertible preferred stock	—	—	4,784,958
Series B warrants	—	6,250	6,250
Series D1 warrants	—	—	482,090
Employee stock purchase plan estimated share options outstanding	58,095	9,889	—
Common stock options and RSU's outstanding	1,575,645	1,635,205	1,641,614
Common stock options available for grant	1,132,135	340,935	617,518
Common stock held by certain employees and unvested	9,583	41,718	103,292
Common stock	23,965,405	23,477,137	3,130,054

Total	26,740,863	25,511,134	19,600,818

        Basic net (loss) income per share is computed by dividing net loss by the weighted average number of fully vested common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including stock options, warrants and convertible preferred stock.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except shares and per share amounts.)

2. Summary of Significant Accounting Policies (Continued)

        The following table presents the calculation of historical basic and diluted net (loss) income per share:

	Year Ended December 31,
	2009	2008	2007
	(in thousands, except per share amounts)
Numerator:
Net (loss) income applicable to common stockholders	$(20,476)	$6,608	$(8,704)
Denominator:
Weighted average common shares outstanding—Basic	23,771,368	18,348,594	3,011,699
Dilutive effect of the Company's employee compensation plans	—	4,310,219	—

Weighted average shares used in computing diluted net loss per share	23,771,368	22,658,813	3,011,699

Basic net (loss) income per share	$(0.86)	$0.36	$(2.89)
Diluted net (loss) income per share	$(0.86)	$0.29	$(2.89)

        If the outstanding options and unvested stock were exercised or converted into common stock, the result would be anti-dilutive for the years ended December 31, 2009 and 2007. Accordingly, basic and diluted net loss attributable to common stockholders per share are identical for these periods presented in the accompanying consolidated statements of operations.

  Stock-Based Compensation

        ASC 718, Compensation—Stock Compensation, addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. ASC 718 requires that an entity measure the cost of equity-based service awards based on the grant-date fair value of the award and recognize the cost of such awards over the period during which the employee is required to provide service in exchange for the award (the vesting period). ASC 718 requires that an entity measure the cost of liability-based service awards based on current fair value that is re-measured subsequently at each reporting date through the settlement date. The Company accounts for equity awards issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees.

  Income Taxes

        The Company accounts for income taxes under the liability method, as described in ASC 740, Income Taxes. Deferred income taxes are recognized for the tax consequences of temporary differences between the tax and financial statement reporting bases of assets and liabilities. A valuation allowance for net deferred tax assets is provided unless realizability is judged by us to be more likely than not.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except shares and per share amounts.)

2. Summary of Significant Accounting Policies (Continued)

  Certain Significant Risks and Uncertainties

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable balances. Cash and cash equivalents consist primarily of cash in bank accounts. Accounts receivable consist of amounts due to the Company from its normal business activities. The Company performs ongoing credit evaluations of its customers' financial condition and if applicable maintains an allowance for potential credit losses.

        The Company participates in a dynamic high-technology industry and believes that changes in its ability to obtain future financing, to keep pace with advances and trends in new technologies, competitive pressures, supplier instability, market demand, its ability to obtain satisfactory rate agreements with payors, material litigation or claims against the Company, or the Company's ability to attract and retain key employees could have a material adverse effect on the Company's future financial position, results of operations, or cash flows.

  Segment information

        ASC 280, Segment Reporting, establishes standards for reporting information relating to operating segments. An operating segment is identified as a component of a business that has discrete financial information available, and one that the chief operating decision maker must decide the level of resource allocation directed to the segment. In addition, the guidance indicates certain quantitative thresholds for segment reporting. The Company considers its operations and manages its business as one operating segment.

  Recent Accounting Pronouncements

        In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of FASB ASC 105 did not impact the Company's financial position or results of operations.

        Effective January 1, 2009, the Company prospectively adopted ASC 820, Fair Value Measurements and Disclosures, with respect to fair value measurements required for the Company's nonfinancial assets and nonfinancial liabilities. The adoption did not have a material effect on the Company's financial position or results of operations.

        Effective January 1, 2009, the Company prospectively adopted ASC 805, Business Combinations and ASC 810, Consolidation. ASC 805 establishes the principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Previously any changes in valuation allowances as a result of

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except shares and per share amounts.)

2. Summary of Significant Accounting Policies (Continued)

income from acquisitions for certain deferred tax assets would serve to reduce goodwill. Under the current guidance, any changes in the valuation allowance related to income from acquisitions currently or in prior periods now serve to reduce income taxes in the period in which the reserve is reversed. Additionally, transaction related expenses that were previously capitalized are now expensed as incurred. As of December 31, 2008, the Company had no deferred transaction related expenses for business combination transactions in negotiation. All transaction related costs that have been incurred since the adoption of ASC 805 on January 1, 2009 have been expensed as incurred. ASC 810 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity; (ii) changes in a parent's ownership interest while the parent retains its controlling interest to be accounted for as equity transactions; and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. The adoption did not have an effect on the Company's financial position or results of operations.

        In April 2009, ASC 805 was amended for provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. Under the amended guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. This amendment did not have a material effect on the Company's financial position or results of operations.

        In April 2009, ASC 820 was amended to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This amendment also includes guidance on identifying circumstances that indicate a transaction is not orderly. This amendment is effective for periods ending after June 15, 2009. This amendment did not have a material effect on the Company's financial position or results of operations.

        In April 2009, ASC 320, Investments—Debt & Equity Securities, was amended to provide guidance for other-than-temporary impairments of debt securities. The amendment provides that financial asset impairment indicators should be based on the Company's intent to sell the security instead of the Company's ability to hold the security, and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This amendment is effective for periods ending after June 15, 2009. This amendment did not have a material effect on the Company's financial position or results of operations.

        The Company adopted ASC 855, Subsequent Events on May 1, 2009. The guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. The guidance also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. In accordance with ASC 855, we have evaluated subsequent events through February 22, 2010.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except shares and per share amounts.)

3. Goodwill and Intangible Assets

        The carrying amount of goodwill was recognized at the time of the PDSHeart acquisition, adjusted for contingent payments to former PDSHeart shareholders. The carrying amount of goodwill as of December 31, 2009 and 2008 is $45,999.

        The gross carrying amounts and accumulated amortization of the Company's intangible assets as of December 31, 2009 and 2008 are as follows:

		December 31,
	Estimated Useful Life (Years)
		2009	2008
Trade name	3	$1,810	$1,810
Customer relationships	6	1,551	1,551
Non-compete agreements	2	245	245

Total intangible assets, gross		3,606	3,606

Trade name accumulated amortization		1,694	1,192
Customer relationships accumulated amortization		728	469
Non-complete agreements accumulated amortization		245	122

Total accumulated amortization		2,667	1,783

Total intangible assets, net		$939	$1,823

        The estimated amortization expense for the next five years is summarized as follows at December 31, 2009:

2010	375
2011	259
2012	259
2013	46
2014	—

$939

        Amortization expense for the years ending December 31, 2009, 2008 and 2007 was $884, $984 and $799, respectively.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except shares and per share amounts.)

4. Property and Equipment

        Property and equipment consists of the following:

		December 31,
	Estimated Useful Life (Years)
		2009	2008
Cardiac monitoring devices and device parts and components	3-5	$54,246	$42,133
Computers and purchased software	3-5	9,284	6,861
Equipment, tools and molds	3	1,540	1,414
Furniture and fixtures	3	2,712	1,246
Leasehold improvements	Life of lease	4,707	1,315

Total property and equipment, at cost		72,489	52,969
Less accumulated depreciation		(44,246)	(34,203)

Total property and equipment, net		$28,243	$18,766

        Depreciation expense associated with property and equipment was $10,053, $7,709 and $3,750, for the years ended December 31, 2009, 2008 and 2007, respectively.

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

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except shares and per share amounts.)

5. Accrued Expenses

        Accrued expenses consisted of the following:

	December 31,
	2009	2008
Accrued purchases	$672	$890
Accrued compensation	7,281	5,996
Accrued professional fees	722	499
2009 restructuring costs	217	—
San Diego restructuring costs	—	775
PDSHeart purchase accounting liability	—	68
Accrued income taxes	—	1,463
Other	1,027	668

	$9,919	$10,359

6. Integration, Restructuring and Other Charges

        For the year ended December 31, 2009, we incurred expenses related to restructuring, integration and other activities. A summary of these expenses is as follows:

2009 restructuring	$1,153
Costs associated with option cancellation	9,818
PDSHeart integration	(143)
Conshohocken fire	(181)
Other	2,334

$12,981

  2009 Restructuring

        On or about July 22, 2009, the Company undertook an initiative to reduce support costs company-wide and initiated plans to move the majority of its manufacturing activities from San Diego to its facility in Chester, PA. The Company believes that it can achieve a reduction in shipping and administrative costs by combining its manufacturing facilities into one location. Prior to the restructuring, devices were shipped to and from the San Diego location for production and maintenance before being deployed out of the Company's distribution facility in Pennsylvania.

        Also on or about July 22, 2009, the Company closed its event monitoring facility in Florida and consolidated it with the Company's event monitoring facility in Georgia. The Company believes that it can realize cost efficiencies by consolidating its event monitoring centers in the southeastern United States and by eliminating duplicative administrative costs.

        The restructuring plan involved the elimination of approximately 80 positions and the relocation of 15 employees. The restructuring is substantially complete as of December 31, 2009. The Company

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except shares and per share amounts.)

6. Integration, Restructuring and Other Charges (Continued)

incurred restructuring expenses of $1,153 for the year ended December 31, 2009, and does not expect to incur additional charges related to this restructuring plan.

        A summary of the reserve activity related to the 2009 restructuring plan as of December 31, 2009 is as follows:

	Initial Reserve Recorded	Payments through December 31, 2009	Balance as of December 31, 2009
Severance and employee related costs	$1,014	$797	$217
Other exit activity costs	139	139	—

Total	$1,153	$936	$217

        The Company accounts for expenses associated with exit or disposal activities in accordance with ASC 420, Exit or Disposal Cost Obligations, and records the expenses in the Integration, restructuring and other charges line in its statement of operations, and records the related accrual in the Accrued expenses line in its balance sheet.

  Option Cancellation

        On December 1, 2009, certain executive officers cancelled a portion of their remaining unvested stock options as of that date. No consideration was given in exchange for the cancellation, and no new options were granted. The Company incurred a one-time charge of $9,818 to recognize the remaining unamortized expense associated with the cancelled options. The Company has recognized this charge in accordance with the guidance in ASC 718, Compensation—Stock Compensation. This charge was recorded in the Integration, restructuring and other charges line in its statement of operations.

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

        The Company's insurance policy covers all out of pocket costs and damaged fixed assets at replacement value, and as such, the Company does not expect to incur a loss as a result of the fire damage. During 2009, we received a final insurance settlement for the assets damaged in the fire. A gain of $181 was realized as a result of the final settlement.

  Other Costs

        In January 2009, the Company incurred costs related to the departure of certain executive officers, including the former Chief Executive Officer. The costs include primarily severance and benefit

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except shares and per share amounts.)

6. Integration, Restructuring and Other Charges (Continued)

payments. The expenses are included in the Integration, restructuring and other charges line in its statement of operations, and unpaid amounts are included in the Accrued expenses line in the balance sheet as accrued compensation.

        For the year ended December 31, 2008, we incurred expenses related to restructuring, integration and other activities. A summary of these expenses is as follows:

PDSHeart integration	$977
San Diego restructuring	976
Legal settlement	950
Secondary offering expenses	942
Conshohocken fire	(85)
Other	1,120

$4,880

  PDSHeart Integration

        In connection with the acquisition of PDSHeart, the Company completed exit activities to eliminate redundant operational and administrative positions. The exit plan included the closure of a facility and the elimination of approximately 35 positions in the areas of sales, finance, service and management. In connection with the plan, the Company established reserves of $510 that were included in the purchase price allocation. As of December 31, 2008, all of the positions had been eliminated and the Company vacated the facility. The reserve is included in accrued liabilities in the accompanying consolidated balance sheets.

        A summary of the reserve activity related to the PDSHeart acquisition-related integration plan as of December 31, 2008 is as follows (in thousands):

	Initial Reserves Recorded in Purchase Accounting	Payments/Adjustments through December 31, 2008	Balance as of December 31, 2008
Severance and employee related costs	$366	$366	$—
Rent abandonment	$144	$76	$68

Total:	$510	$442	$68

        Additionally, the Company incurred expenses of $977 for the year ended December 31, 2008 to integrate these functions, and incurred no additional costs in 2009. Post-acquisition integration costs included severance and employee related costs, IT costs, and other administrative costs to complete the integration activities. These costs were expensed as incurred and are included in Integration, restructuring, and other charges.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except shares and per share amounts.)

6. Integration, Restructuring and Other Charges (Continued)

  San Diego Restructuring

        During the first quarter of 2008, the Company initiated plans to consolidate its Finance and Human Resource functions in Pennsylvania. This plan involved the elimination of 7 positions in San Diego. The Company incurred expenses of $976 for the year ended December 31, 2008 to consolidate these functions. The integration was substantially completed as of December 31, 2008. These costs were expensed as incurred.

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

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except shares and per share amounts.)

7. Shareholders' Equity

  Common Stock

        As of December 31, 2009 and 2008, the Company was authorized to issue 200,000,000 shares of common stock. As of December 31, 2009 and 2008, the Company had 23,965,405 and 23,477,137 outstanding, respectively. In March 2008, the Company completed its initial public offering in which we sold and issued 3,000,000 shares of common stock at an issue price of $18.00 per share. The Company raised proceeds of $46,700, net of underwriting and offering costs.

  Preferred Stock

        The Company maintains an unregistered blank check preferred stock class. As of December 31, 2009 and 2008, there are zero shares authorized and outstanding.

  Stock Based Compensation

  2008 Equity Incentive Plan

        The Company's 2008 Equity Incentive Plan (the 2008 Option Plan) became effective on March 18, 2008. The Plan permits the Company's Board of Directors to grant incentive stock options to employees of the Company and non-qualified stock options, restricted stock, performance stock and other stock-based incentive awards to officers, directors, employees and consultants of the Company. On that date, the Company began granting options to purchase shares of common stock to employees, executives, directors and consultants. Under the terms of the 2008 Option Plan, all available shares in the 2003 Option Plan's share reserve automatically roll into the 2008 Option Plan. Any cancellations or forfeitures of granted options under the 2003 Option Plan also automatically roll into the 2008 Option Plan. Beginning on January 1, 2009, and each year thereafter, the number of options available to be granted under the plan will increase by the lesser of 4% of the total number of common shares outstanding or 1,500,000 shares.

        The restrictions on restricted stock units issued under the plan lapse as follows: one third on the date of grant, one third on the first anniversary of the date of grant, and one third on the second anniversary of the date of grant. The restrictions on certain other restricted stock units issued under the plan lapse in full on the third anniversary of the date of grant. Options granted to certain officers of the Company in combination with restricted stock units, described above, under the Plan vest in three equal installments beginning on the third anniversary from the date of grant.

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

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except shares and per share amounts.)

7. Shareholders' Equity (Continued)

  2008 Non-employee Directors' Stock Option Plan

        The Company's 2008 Non-employee Directors' Stock Option Plan (the Directors' Plan) became effective March 18, 2008. Beginning on that date, all directors elected for the first time to the Board of Directors receive a fixed number of options. On the date of the annual meeting, and when directors are elected to a committee or a chair position of a committee, they will also receive a grant equal to a fixed number of options per the Directors' Plan. Options granted under the Directors' Plan have exercise prices not less than the fair market value at the date of grant, and have an expiration date of no greater than ten years from the date of grant. Initial and committee chair grants vest 33% on the first anniversary date of grant, and the balance vests ratably over 24 months. Annual grants vest ratably over 12 months from the date of grant.

  2003 Equity Incentive Plan

        As of March 18, 2008 the Company no longer granted options to purchase shares of common stock to employees, executives, directors and consultants under the Company's 2003 Equity Incentive Plan (the 2003 Option Plan). Options granted under the 2003 Option Plan have exercise prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of the fair market value at the date of grant for nonstatutory options. The options generally expire ten years from the date of grant and generally vest 25% twelve months from the date of grant, and ratably over the next 36 months thereafter.

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

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except shares and per share amounts.)

7. Shareholders' Equity (Continued)

        Option activity under all stock option plans is summarized as follows for the years ended December 31, 2009, 2008 and 2007:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance—December 31, 2006	3,679	764,828	$1.48
Additional shares authorized for grant	1,750,000	—	—
Granted	(1,756,914)	1,756,914	$6.58
Cancelled/forfeited	620,753	(620,753)	$2.48
Exercised	—	(259,375)	$1.84

Balance—December 31, 2007	617,518	1,641,614	$6.38

Additional shares authorized for grant	142,500	—	—
Granted	(793,217)	793,217	$22.11
Cancelled/forfeited	374,134	(374,134)	$7.31
Exercised	—	(425,492)	$4.22

Balance—December 31, 2008	340,935	1,635,205	$13.67

Additional shares authorized for grant	1,024,921	—	—
Granted	(1,569,276)	1,569,276	$10.26
Cancelled/forfeited	1,335,555	(1,335,555)	$20.37
Exercised	—	(293,281)	$8.21

Balance—December 31, 2009	1,132,135	1,575,645	$15.21

        A summary of total outstanding stock options as of December 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.70 - $7.20	479,427	8.05	$6.53	216,136	$6.11
$7.21 - $18.30	69,369	8.07	10.07	30,653	10.05
$18.31 - $28.16	400,412	9.14	18.95	385,225	19.00
$28.17 - $31.18	215,502	8.59	29.24	194,670	29.05

$0.70 - $31.18	1,164,710	8.52	15.21	826,684	17.66

        In addition, there were 410,935 RSU's outstanding at December 31, 2009. Of the outstanding RSU's, approximately 50,000 were granted at $26.49 per unit, 35,935 at $23.58 per unit, and 325,000 at $6.80 per unit.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except shares and per share amounts.)

7. Shareholders' Equity (Continued)

        The table below summarizes certain additional information with respect to our options:

(In thousands)	2009	2008
Aggregate intrinsic value of options outstanding at year-end	$182	$18,802
Aggregate intrinsic value of options exercisable at year-end	156	18,660
Aggregate market value of unvested stock awards at year-end	16,475	19,230
Aggregate intrinsic value of options exercised during the year	3,892	8,771
Aggregate market value of stock awards vested during the year	5,624	4,254

        The Company estimated the fair value of its common stock for the year ended December 31, 2007, and for the period from January 1, 2008 to March 17, 2008, the day prior to our initial public offering. In the absence of a public trading market, our stock price was determined by our Board of Directors in good faith based upon consideration of a number of objective and subjective factors. The approach we used was consistent with the methods outlined in the AICPA Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Based on our assessment, we concluded that the fair value of our common stock ranged from $1.62 to $18.30 per share for the periods prior to our initial public offering.

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

        As of December 31, 2009, 2008 and 2007, the Company has reserved shares of common stock for issuance as follows:

	December 31,
	2009	2008	2007
Conversion of outstanding preferred stock	—	—	8,835,042
Exercise of options available and grants of awards under equity plans	2,707,780	1,976,140	3,550,000
Conversion of preferred stock issuable under outstanding preferred stock warrant	—	6,250	488,340
Conversion of mandatorily redeemable convertible preferred stock	—	—	4,784,958

	2,707,780	1,982,390	17,658,340

        The Company's income before income taxes for the years ended December 31, 2009, 2008 and 2007 was $16,625, $3,392 and $779 lower, respectively, and the Company's after-tax net loss or income for years ended December 31, 2009, 2008 and 2007 was $16,625, $2,891 and $779 lower, respectively, as a result of stock-based compensation expense incurred. The impact of stock-based compensation expense was $(0.70) and $(0.26) on the basic and diluted earnings per share for the years ended

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except shares and per share amounts.)

7. Shareholders' Equity (Continued)

December 31, 2009 and 2007, respectively. For the year ended December 31, 2008, the impact of stock-based compensation expense was $(0.16) and $(0.13) on the basic and diluted earnings per share, respectively.

        Total cash received from the exercise of stock options for the year ended December 31, 2009 was $1,935. The tax benefit realized from the exercise of nonqualified stock options for the year ended December 31, 2009 was $357. The tax benefit was fully reserved for through a tax valuation allowance.

        We estimate the fair value of our share-based award to employees and directors using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. Because our initial public offering was in March 2008, sufficient historical information prior to the third quarter of 2009 was not available to base assumptions of volatility on our own stock. As such, prior to the third quarter of 2009, we based our estimates of expected volatility on the expected volatility of a group of similar entities whose stock prices are publicly available. Beginning in the third quarter of 2009, we began using the historical price of our own stock to estimate expected volatility. The expected term represents the period of time that stock-based awards granted are expected to be outstanding. As we have a history of exercise experience for use in the calculation of expected term, we believe our historical experience is the best estimate of our future exercise patterns. Other assumptions used in the Black-Scholes option valuation model include the risk-free interest rate and expected dividend yield. The risk-free interest rate for periods pertaining to the contractual life of each option is based on the U.S. Treasury strip yield of a similar duration in effect at the time of grant. We have never paid, and do not expect to pay, dividends in the foreseeable future.

        The fair value of our stock-based awards was estimated at the date of grant using the following weighted average assumptions:

	Year Ended December 31,
	2009	2008	2007
Expected volatility	54.0%	50.0%	50.0%
Expected term (in years)	6.25	6.25	6.25
Weighted-average risk-free interest rate	2.23%	2.6%	5.0%
Expected dividends	0.0%	0.0%	0.0%
Weighted-average grant date fair value per share	$10.26	$12.17	$4.00

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

        Based on the above assumptions, the per share weighted average fair value of the options granted under the stock option plan for the years ended December 31, 2009, 2008 and 2007 was $10.26, $12.17 and $4.00, respectively.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except shares and per share amounts.)

7. Shareholders' Equity (Continued)

        Total compensation cost of options granted but not yet vested at December 31, 2009, 2008 and 2007 was approximately $4,397, $8,970 and $3,614, respectively. At December 31, 2009, 1,132,135 shares remained available for future grant under the Plan.

        A summary of the status of our unvested stock options as of the respective balance sheet dates, and changes during years, is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value (per share)
Unvested shares at December 31, 2007	1,354,897	$6.98
Granted	793,217	$22.11
Vested	(561,342)	$12.57
Cancelled/forfeited	(374,134)	$7.31

Unvested shares at December 31, 2008	1,212,638	$15.86
Granted	1,569,276	$10.26
Vested	(275,967)	$6.25
Cancelled/forfeited	(1,335,555)	$10.53

Unvested shares at December 31, 2009	1,170,392	$14.08

  Option Acceleration

        On December 1, 2009, the Company accelerated the vesting of certain employees' unvested options that were deeply out-of-the-money. The acceleration was done because the Company believes that there is no longer a compensation incentive tied to Company performance, given the exercise price of the options that were accelerated. Consistent with ASC 718, the Company will continue to expense the accelerated options over the remaining service period. The Company does not have a static policy threshold to use for determining whether an option is "deeply out-of-the-money." Rather, the Company believes that the determination should be made in light of current market conditions, probability of stock price recovery within the remaining service period, and historical volatility of the Company's stock price. For the purposes of this option acceleration, the Company determined that options that were out-of-the-money by 30% or more were deeply out-of-the-money. As a result of the option acceleration, approximately 309,000 previously unvested shares became fully vested on December 1, 2009. The Company incurred $75 of expense associated with the options that were accelerated, which has been recorded in the General and administrative line of the consolidated statement of operations. The weighted average exercise price of the accelerated options is $19.87, and the average remaining service period is 3.15 years.

        In connection with certain restructuring activities, we terminated certain employees at our San Diego location. In addition, a director stepped down from the Board of Directors in the second quarter of 2008. In accordance with their severance agreements, we accelerated all previously unvested stock

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except shares and per share amounts.)

7. Shareholders' Equity (Continued)

options. For the year ended December 31, 2008, we incurred additional expenses of $767 related to the acceleration of previously unvested stock options.

  Option Cancellation

        On December 1, 2009, certain executive officers of the Company cancelled approximately 707,000 of their unvested outstanding options. No consideration was given in exchange for the cancellation, and no new options were granted. The Company has recognized this charge in accordance with the guidance in ASC 718, Compensation—Stock Compensation. This charge was recorded in the Integration, restructuring and other charges line in its statement of operations. The weighted average exercise price of the cancelled options is 26.85 and the average service period remaining at the time of the cancellation was 3.02 years. The Company incurred a one-time charge of $9,818 to recognize the remaining unamortized expense associated with the cancelled options. The impact on basic and diluted earnings per share for the year ended December 31, 2009 was $(0.41).

  Employee Stock Purchase Plan

        In July 2008, the Company made available an employee stock purchase plan in which substantially all of the Company's full-time employees became eligible to participate effective March 18, 2008. Under the plan, employees may contribute through payroll deductions up to 15% of their compensation toward the purchase of the Company's common stock, or $21, whichever is lower. The price per share is equal to the lower of 85% of the fair market price on the first day of the offering period, or 85% of the fair market price on the day of purchase. Proceeds received from the issuance of shares are credited to stockholders' equity in the period that the shares are issued. Under the terms of the plan, a total of 238,000 shares of common stock have been reserved for issuance to employees. In January 2009, the number of shares available for grant was increased by 235,189, per the ESPP plan documents. On March 17, 2009 and September 17, 2009, 44,189 shares and 77,010 shares, respectively, were purchased in accordance with the Employee Stock Purchase Plan (ESPP). Net proceeds to the Company from the issuance of shares of common stock under the ESPP for the year ended December 31, 2009 were $1.2 million. At December 31, 2009, approximately 302,493 shares remain available for purchase under the ESPP.

8. Income Taxes

        The Company has net deferred income tax assets totaling $32,868 at December 31, 2009, consisting primarily of federal and state net operating loss and credit carryforwards. Due to uncertainty regarding the ultimate realization of these net operating loss and credit carryforwards and other deferred income tax assets, we have established a full valuation allowance for these assets and will recognize the benefits only as reassessment indicates the benefits are realizable.

        The Company's effective tax rate for 2009 is zero, is based on fiscal 2009 pretax income and takes into account the utilization of the Company's net operating loss carryforwards or other deferred income tax assets. The Company recently performed an analysis to determine the extent to which it can use its net operating loss carryforwards in future periods, subject to certain limitations imposed by the Internal

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except shares and per share amounts.)

8. Income Taxes (Continued)

Revenue Code. The Company concluded that because of the Company's limited history of reporting a net profit, it cannot predict that the benefits of the net operating loss carryfowards will be realized in future periods, and therefore the Company continues to provide a full valuation allowance for deferred tax assets. The Company will perform a similar analysis during 2010 to reassess the estimated future realizability of net operating loss carryforwards.

        Deferred taxes result from temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$16,348	$16,847
Research & development and AMT credit carryforwards	2,646	2,151
Stock option grants	2,042	1,075
Allowance for doubtful accounts	8,482	5,747
Property, plant and equipment	179	804
Goodwill and acquired intangibles	433	204
Other, net	2,738	1,588

Total deferred tax assets	32,868	28,416
Less valuation allowance	(32,827)	(28,372)

Net deferred tax assets	$41	$44
Deferred tax liabilities:
Prepaid insurance	(41)	(44)

Total deferred tax liabilities	$(41)	$(44)

Net deferred tax asset (liability)	—	—

        The Company has reported net losses from inception through the year ended December 31, 2007, and for the year ended December 31, 2009. Except for the utilization of $21,972 of net operating loss carryovers in 2008, the net losses incurred since inception have not resulted in a reported tax benefit because of an increase in the valuation allowance for deferred tax assets that results from the inability to determine the realizability of those assets.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except shares and per share amounts.)

8. Income Taxes (Continued)

        Reconciliations between expected income taxes computed at the federal rate of 35%, 35% and 34% for the years ended December 31, 2009, 2008 and 2007, respectively, and the provision for income taxes is as follows:

	Years ended December 31,
	2009	2008	2007
Income tax (benefit) expense at statutory rate	$(6,999)	$3,733	$(121)
State income tax expense (benefit), net of federal benefit	28	484	(8)
Stock-based compensation	3,902	89	—
Other	(629)	177	(9)
Increase (decrease) in valuation allowance	3,703	(3,000)	138

Income tax provision	$5	$1,483	$—

        At December 31, 2009, the Company had federal net operating loss carryforwards of approximately $38,454, to offset future federal taxable income expiring in various years through 2027. At December 31, 2009, the Company had state net operating loss carryforwards of $49,461 which expire in various years starting in 2011.

        The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The timing and manner in which the Company can utilize its net operating loss carryforward and future income tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding the change in ownership of corporations. Such limitation may have an impact on the ultimate realization of the Company's carry forwards and future tax deductions. Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize net operating losses if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by the Company at the time of the change that are recognized in the five-year period after the change. Currently, the Company's loss carryforwards are limited under Section 382. The annual net operating loss limitation is $21,972 per year other than through the recognition of future built-in gain transactions.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except shares and per share amounts.)

8. Income Taxes (Continued)

        The components of the Company's income tax provision is summarized as follows:

	Year Ended December 31,
	2009	2008
Current:
Federal	$(38)	$486
State	43	997

Total current provision for income taxes	5	1,483

Deferred:
Federal	—	—
State	—	—

Total deferred provision for income taxes	—	—

Total provision for income taxes	$5	$1,483

        The U.S. Internal Revenue Service concluded its examination of the Company's U.S. federal tax returns for all years through 2008. Because of net operating losses, the Company's U.S. federal tax returns for those years will remain subject to examination until the losses are utilized.

        The Company does not have a tax reserve recorded for tax contingencies. As of December 31, 2009 and 2008, the Company has not identified any uncertain tax positions and therefore, it has no tax reserve recorded as of December 31, 2009 and 2008.

9. Commitments and Contingencies

  Operating Leases

        The Company leases its principal administrative and service facilities as well as office equipment under noncancelable operating leases expiring at various dates through 2014. The terms of the leases are renewable at the end of the lease term. Payments made under operating leases are charged to operations on a straight-line basis over the period of the lease. Differences between straight-line expense and cash payments are recognized in the Deferred rent line of the balance sheet. Rent expense was $2,619, $1,962 and $1,919 for the years ended December 31, 2009, 2008 and 2007, respectively.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except shares and per share amounts.)

9. Commitments and Contingencies (Continued)

        Future minimum lease payments under noncancelable operating leases are summarized as follows at December 31, 2009:

2010	$2,667
2011	2,563
2012	2,187
2013	2,065
2014	150
Thereafter	42

$9,674

        The Company has an agreement with nPhase Incorporated (nPhase), formerly Qualcomm, whereby the Company has no fixed or minimum financial commitment, however, in the event the Company fails to maintain an agreed upon number of active cardiac monitoring devices on the nPhase network, nPhase has the right to terminate this agreement.

        In the normal course of business, the Company is subject to various legal claims and complaints. The Company does not believe any of these proceedings will have a material adverse effect on its financial position or results of operations.

10. Employee Benefit Plan

        The Company sponsors a 401(k) Retirement Savings Plan (the Plan) for all eligible employees who meet certain requirements. Participants may contribute, on a pretax basis, up to the maximum allowable amount pursuant to Section 401(k) of the Internal Revenue Code. The Company is not required to contribute, nor has it contributed, to the Plan for the years ended December 31, 2008 and 2007. In May 2009, the Company adopted an amendment to the Plan that allowed for an employer matching contribution of 100% of employee contributions, up to 3% of the employees' salary. In 2009, the Company contributed $599. Employer contributions vest immediately.

11. Legal Proceedings

        On April 2, 2009 CardioNet entered into a Merger Agreement to acquire Biotel Inc. for $14.0 million. On July 14, 2009, CardioNet exercised its contractual right to terminate the Merger Agreement due to Biotel's breach of certain covenants in the agreement. The next day, CardioNet notified Biotel of its obligation to pay the Company $1.4 million for a termination fee and expenses in accordance with the Merger Agreement. On or about July 16, 2009, Biotel subsequently commenced litigation against CardioNet in Minnesota District Court in Hennepin County, Fourth Judicial District, alleging that CardioNet had breached and improperly terminated the Merger Agreement. CardioNet removed the action to the United States District Court for the District of Minnesota on the basis of diversity jurisdiction, and Biotel did not seek to remand the action. Biotel is seeking specific performance and damages in an amount in excess of $10.0 million. CardioNet has counterclaimed under the terms of the Merger Agreement for its termination fee and associated expenses; the current amount of that counterclaim is $1.4 million. The case is to be ready for trial by July 15, 2010. Discovery

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except shares and per share amounts.)

11. Legal Proceedings (Continued)

is underway. The Company plans to vigorously defend its position and prosecute its counterclaim. At this time, it is not possible to determine the likelihood or amount of liability, if any, on the part of the Company with any degree of certainty. Consistent with the accounting for contingent liabilities, no accrual has been recorded in the financial statements.

12. Subsequent Events

        In January 2010, our Chief Financial Officer departed the Company, terminating the employment relationship. In connection with this termination we incurred estimated severance costs of $852. The severance costs will be charged to expense in the first quarter of 2010.

        In the first quarter of 2010, the Company will initiate additional restructuring activities and estimates that it will incur additional charges of approximately $3,000 in the first and second quarters of 2010.

13. Quarterly Financial Data (Unaudited)

        The following tables summarize the unaudited quarterly financial data for the last two fiscal years.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amount)
2009
Total revenues	$35,720	$38,264	$33,340	$33,297
Gross profit	23,882	26,271	21,511	20,269
Integration, restructuring and other charges	2,139	(180)	1,150	9,872
(Loss) income from operations	(1,345)	2,109	(5,906)	(15,507)
Net (loss) income	(722)	1,565	(5,422)	(15,897)
Basic and diluted net (loss) income per share	$(0.03)	$0.07	$(0.23)	(0.67)
2008
Total revenues	$25,463	$29,340	$31,223	$34,428
Gross profit	15,944	19,506	21,209	23,882
Integration, restructuring and other charges	1,306	610	2,859	105
(Loss) income from operations	(684)	2,537	1,434	6,404
Net (loss) income	(2,937)	1,632	987	6,926
Basic net (loss) income per share	$(0.63)	$0.07	$0.04	$0.30
Diluted net (loss) income per share	$(0.63)	$0.07	$0.04	$0.29

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Prior to the filing of this Report on Form 10-K, an evaluation was performed under the supervision of and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of December 31, 2009, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting (as defined in Section 240.13a-15(f) or 240.15d-15(f) of the Exchange Act) during our fourth fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

  (i)
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  (ii)
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

  (iii)
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on management's assessment and those criteria, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2009.

        The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
CardioNet, Inc.

        We have audited CardioNet, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CardioNet, Inc. management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, CardioNet, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CardioNet, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, redeemable convertible preferred stock and shareholders' equity and cash flows for each of the three years in the period ended December 31, 2009 of CardioNet, Inc. and our report dated February 22, 2010 expressed an unqualified opinion thereon.

                      /S/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 22, 2010

Item 9B.    Other Information

        Not applicable.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information with respect to this Item is incorporated by reference from our definitive proxy statement in connection with the 2010 Annual Meeting of Stockholders, or the Proxy Statement, unless the Proxy Statement is not filed by April 30, 2010, in which case we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

Item 11.    Executive Compensation

        Information with respect to this Item is incorporated by reference from the Proxy Statement unless the Proxy Statement is not filed by April 30, 2010, in which case we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information with respect to this Item is incorporated by reference from the Proxy Statement unless the Proxy Statement is not filed by April 30, 2010, in which case we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information with respect to this Item is incorporated by reference from the Proxy Statement unless the Proxy Statement is not filed by April 30, 2010, in which case we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

Item 14.    Principal Accounting Fees and Services

        Information with respect to this Item is incorporated by reference from the Proxy Statement unless the Proxy Statement is not filed by April 30, 2010, in which case we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

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

  (b)
  See Item 15(a)(3) above.

  (c)
  See Item 15(a)(2) above.

 SCHEDULE II

	Beginning Balance	Additions Charged To Expense	Additional Reserve From PDSHeart Acquisition	Deductions From Reserve	Ending Balance
Allowance for Doubtful Accounts
Year ended December 31, 2009	14,426	19,982	—	(12,012)	22,396
Year ended December 31, 2008	7,909	13,253	—	(6,736)	14,426
Year ended December 31, 2007	6,263	8,077	2,500	(8,931)	7,909

EXHIBIT INDEX

Exhibit Number		Description
3.1		Amended and Restated Certificate of Incorporation (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 33-145547)).
3.2		Amended and Restated Bylaws (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 33-145547)).
4.2		Form of Common Stock Certificate (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 33-145547)).
4.2		Warrant issued by Registrant on August 9, 2000 to Silicon Valley Bank (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 33-145547)).
10.1		Form of Indemnity Agreement (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 33-145547)).
10.2	(1)	2003 Equity Incentive Plan and Form of Stock Option Agreement thereunder (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 33-145547)).
10.3	(1)	2008 Equity Incentive Plan and Form of Stock Option Agreement thereunder (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 33-145547)).
10.4	(1)	2008 Equity Incentive Plan and Form of Stock Option Agreement thereunder (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 33-145547)).
10.5	(1)
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

Exhibit Number		Description
10.11		Office Space Lease dated May 30, 2003 between the Registrant and Washington Street Associates II, L.P., as amended (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 33-145547)).
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
10.16	†
Communications Voice and Data Services Provider Agreement dated May 12, 2003 between the Registrant and nPhase, Incorporated, as amended (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 33-145547)).
10.17	†
Amendment No. 6 dated June 26, 2008 to Communications Voice and Data Services Provider Agreement dated May 12, 2003 between the Company and nPhase, Incorporated, as amended (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 33-145547)).
10.18	†
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
10.22
Indemnification Agreement of Ronald A. Ahrens, relating to service on the Board of Directors, effective August 19, 2008 (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q filed November 7, 2008).

Exhibit Number		Description
10.23		Indemnification Agreement of Kirk E. Gorman, relating to service on the Board of Directors, effective August 19, 2008 (Incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-Q filed November 7, 2008).
10.24	(1)	Letter Agreement, between the Registrant and Randy H. Thurman, dated July 7, 2008 (Incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K filed July 11, 2008).
10.25	(1)	Separation Agreement between the Registrant and James M. Sweeney, dated July 14, 2008 (Incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K filed July 18, 2008).
10.26	(1)	CardioNet, Inc. Management Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed October 28, 2008).
10.27	(1)	CardioNet, Inc. Long Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed October 28, 2008).
10.28	(1)	Release and Waiver of Claims, dated January 25, 2009, by Arie Cohen. (Incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K filed January 28, 2009).
10.29	(1)	Compensation Program for Non-Employee Directors. (Incorporated by reference to Exhibit 99.5 to the Registrant's Form 8-K filed January 28, 2009).
10.30
		Building Lease Agreement dated September 30, 2009, between the Registrant and EastGroup Properties, L.P. (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q filed November 6, 2009).
10.31	(1)	Employment Agreement, dated as of November 14, 2008, by and between the Registrant and Martin P. Galvan. (Incorporated by reference to Exhibit 10.36 to the Registrant's Form 10-K filed March 3, 2009).
10.32	(1)	Employment Agreement, dated as of November 14, 2008, by and between the Registrant and John F. Imperato. (Incorporated by reference to Exhibit 10.37 to the Registrant's Form 10-K filed March 3, 2009).
10.33	(1)	Employment Agreement, dated as of November 14, 2008, by and among the Registrant and Manny S. Gerolamo. (Incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K filed January 13, 2009).
10.34	(1)	Employment Agreement, dated as of November 14, 2008, by and among the Registrant and Arie Cohen. (Incorporated by reference to Exhibit 99.3 to the Registrant's Form 8-K filed January 28, 2009).
10.35	(1)	Employment Agreement, dated as of October 19, 2009, by and among the Registrant and Anna McNamara.*
10.36	(1)	Employment Agreement, dated as of January 28, 2010, by and among the Registrant and Heather Getz.*
10.37	(1)	Indemnity Agreement, dated as of May 8, 2009, by and between the Registrant and Rebecca W. Rimel.*
10.38	(1)	Employment Agreement, dated as of February 24, 2009, by and among the Registrant and Randy Thurman. (Incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K filed February 27, 2009.)

Exhibit Number		Description
10.39	(1)	Letter Agreement, dated as of January 28, 2009, between the Registrant and Randy H. Thurman. (Incorporated by reference to Exhibit 99.4 to the Registrant's Form 8-K filed January 28, 2009.)
23.1		Consent of Independent Registered Public Accounting Firm.*
31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.*
31.2		Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.*
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

Date: February 22, 2010	CardioNet, Inc.
	By	/s/ RANDY H. THURMAN Randy H. Thurman President and Chief Executive Officer, Executive Chairman and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RANDY H. THURMAN Randy H. Thurman	President and Chief Executive Officer, Executive Chairman and Director (Principal Executive Officer)	February 22, 2010
/s/ HEATHER C. GETZ Heather C. Getz, CPA	Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2010
/s/ RONALD A. AHRENS Ronald A. Ahrens	Director	February 22, 2010
/s/ KIRK E. GORMAN Kirk E. Gorman	Director	February 22, 2010
/s/ FRED MIDDLETON Fred Middleton	Director	February 22, 2010
/s/ ERIC N. PRYSTOWSKY Eric N. Prystowsky	Director	February 22, 2010
/s/ REBECCA RIMEL Rebecca Rimel, M.D.	Director	February 22, 2010
/s/ ROBERT J. RUBIN Robert J. Rubin, M.D.	Director	February 22, 2010