Form 10-Q
period 2010-03-31
CARDIONET INC
filed 2010-05-04
CIK 1113784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of April 23, 2010, 24,124,308 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

CARDIONET, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2010

FORWARD-LOOKING STATEMENTS

This document includes certain forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995 regarding, among other things, our growth prospects, the prospects for our products and our confidence in the Company’s future. These statements may be identified by words such as “expect,” “anticipate,” “estimate,” “intend,” “plan,” “believe,” “promises” and other words and terms of similar meaning. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including important factors that could delay, divert, or change any of them, and could cause actual outcomes and results to differ materially from current expectations. These factors include, among other things, our efforts to address the operational issues and strategic options, effectiveness of our cost reduction initiatives, the success of our sales and marketing initiatives, our ability to attract and retain talented executive management and sales personnel, our ability to identify acquisition candidates, acquire them on attractive terms and integrate their operations into our business, the commercialization of new products, market factors, internal research and development initiatives, partnered research and development initiatives, competitive product development, changes in governmental regulations and legislation, changes to reimbursement levels for our products, the continued consolidation of payors, acceptance of our new products and services and patent protection and litigation. For further details and a discussion of these and other risks and uncertainties, please see our public filings with the Securities and Exchange Commission, including our latest periodic reports on Form 10-K and 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CARDIONET, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and per share amounts)

	(Unaudited)
	March 31, 2010	December 31, 2009

Assets
Current assets:
Cash and cash equivalents	$45,255	$49,152
Accounts receivable, net of allowance for doubtful accounts of $26,745 and $22,396, at March 31, 2010 and December 31, 2009, respectively	39,313	40,885
Prepaid expenses and other current assets	3,544	2,818

Total current assets	88,112	92,855

Property and equipment, net	26,705	28,243
Intangible assets, net	758	939
Goodwill	45,999	45,999
Other assets	480	286

Total assets	$162,054	$168,322

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,488	$7,160
Accrued liabilities	9,280	9,919
Deferred revenue	476	393

Total current liabilities	15,244	17,472

Deferred rent and other noncurrent liabilities	1,437	1,497

Total liabilities	16,681	18,969

Stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 24,067,005 and 23,965,405 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	24	24
Paid-in capital	243,771	242,320
Accumulated deficit	(98,422)	(92,991)

Total stockholders’ equity	145,373	149,353

Total liabilities and stockholders’ equity	$162,054	$168,322

See accompanying notes.

CARDIONET, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except shares and per share amounts)

	Three Months Ended March 31,
	2010	2009
Revenues:
Net patient service revenues	$31,816	$35,559
Other revenues	—	161

Total revenues	31,816	35,720

Cost of revenues	11,749	11,838

Gross profit	20,067	23,882
Operating expenses:
General and administrative	9,677	10,508
Sales and marketing	7,997	7,547
Bad debt expense	4,640	3,817
Research and development	1,243	1,216
Integration, restructuring and other charges	1,945	2,139

Total expenses	25,502	25,227

Loss from operations	(5,435)	(1,345)
Other income, net	4	118

Loss before income taxes	(5,431)	(1,227)
Income tax benefit	—	505

Net loss	(5,431)	(722)

Net loss per common share:
Basic	$(0.23)	$(0.03)
Diluted	$(0.23)	$(0.03)

Weighted average number of common shares outstanding:
Basic	23,893,140	23,600,149
Diluted	23,893,140	23,600,149

See accompanying notes.

CARDIONET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net loss	$(5,431)	$(722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,898	2,271
Amortization of intangibles	181	238
Loss on disposal of property and equipment	118	11
(Decrease) increase in deferred rent	(60)	8
Provision for doubtful accounts	4,640	2,453
Stock-based compensation	918	1,660
Changes in operating assets and liabilities:
Accounts receivable	(3,068)	(10,917)
Prepaid expenses and other current assets	(726)	(794)
Other assets	(194)	(42)
Accounts payable	(1,672)	481
Accrued and other liabilities	(556)	724

Net cash used in operating activities	(2,952)	(4,629)

Investing activities
Purchases of property and equipment	(1,478)	(5,594)

Net cash used in investing activities	(1,478)	(5,594)

Financing activities
Proceeds from the exercise of employee stock options and employee stock purchase plan contributions	533	2,487
Repayment of debt	—	(23)

Net cash provided by financing activities	533	2,464

Net decrease in cash and cash equivalents	(3,897)	(7,759)
Cash and cash equivalents — beginning of period	49,152	58,171

Cash and cash equivalents — end of period	$45,255	$50,412

Supplemental disclosure of cash flow information
Cash paid for interest	$1	$4
Cash paid for taxes	$130	$1,268

See accompanying notes.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except shares and per share amounts)

1.     Summary of Significant Accounting Policies

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows.  In the opinion of management, these consolidated financial statements reflect all adjustments which are of normal recurring nature and necessary for a fair presentation of the Company’s financial position as of March 31, 2010 and December 31, 2009, and the results of operations for the three months ended March 31, 2010 and 2009. The financial data and other information disclosed in these notes to the financial statements related to the three months ended March 31, 2010 and 2009 are unaudited. The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for any future period.

Net Loss

The Company computes net income (loss) per share in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 260, Earnings Per Share.  The following summarizes the potential outstanding common stock of the Company at March 31, 2010 and 2009:

	March 31, 2010	March 31, 2009
Common stock options and restricted stock units outstanding	1,436,313	1,847,991
Common stock options and restricted stock units available for grant	2,451,214	938,225
Common stock held by certain employees and unvested	5,989	31,093
Common stock	24,067,005	23,752,292

Total	27,960,521	26,569,631

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including stock options, warrants and convertible preferred stock, as applicable.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2010	2009

Numerator:
Net loss applicable to common stockholders	$(5,431)	$(722)
Denominator:
Weighted average common shares outstanding—basic	23,893,140	23,600,149
Dilutive effect of the Company’s employee compensation plans	—	—
Weighted average shares used in computing diluted net income loss per share	23,893,140	23,600,149
Basic net loss per share	$(0.23)	$(0.03)
Diluted net loss per share	$(0.23)	$(0.03)

If the outstanding vested options or restricted stock units were exercised or converted into common stock, the result would be anti-dilutive for the three months ended March 31, 2010 and 2009. Accordingly, basic and diluted net loss attributable to common stockholders per share are identical for those periods presented in the consolidated statements of operations.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except shares and per share amounts)

Goodwill

The Company considers its business to be one reporting unit for the purpose of performing its goodwill impairment analysis. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. To determine whether an impairment exists, the Company estimates the fair value of the reporting unit using an income approach, generally a discounted cash flow methodology, that includes assumptions for, among other things, forecasted income, cash flow, growth rates, income tax rates, expected tax benefits and long-term discount rates, all of which require significant judgments. The Company also considers comparable market data to assist in determining the fair value of its reporting unit. There are inherent uncertainties related to these factors and the judgment applied in the analysis. Nonetheless, the Company believes that the combination of an income and a market approach provides a reasonable basis to estimate the fair value of the reporting unit. If the estimated fair value of the reporting unit is less than its carrying value, an impairment may exist and additional analysis will be undertaken to determine the amount of impairment.

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

The Company’s income before and after income taxes for the three months ended March 31, 2010 was reduced by $918, and the Company’s before and after-tax net income for the three months ended March 31, 2009 was reduced by $1,660, as a result of stock-based compensation expense incurred. The impact of stock-based compensation expense was $(0.04) and $(0.07) on both basic and diluted earnings per share for the three months ended March 31, 2010 and 2009, respectively.

We estimate the fair value of our share-based award to employees and directors using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the mark price of our stock and the expected term of the award. Because our initial public offering (IPO) was in March 2008, sufficient historical information prior to the third quarter of 2009 was not available to base assumptions of volatility on our own stock. As such, prior to the third quarter of 2009, we based our estimates of expected volatility of a group of similar entities whose stock prices are publicly available. Beginning in the third quarter of 2009, we began using the historical price of our own stock to estimate expected volatility. The expected term represents the period of time that stock-based awards granted are expected to be outstanding. As we have a history of exercise experience for use in the calculation of expected term, we believe our historical experience is the best estimate of our future exercise patterns. Other assumptions used in the Black-Scholes option valuation model include the risk-free interest rate and expected dividend yield. The risk-free interest rate for periods pertaining to the contractual life of each option is based on the U.S. Treasury strip yield of a similar duration in effect at the time of grant. We have never paid, and do not expect to pay, dividends in the foreseeable future.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except shares and per share amounts)

The Company utilized the Black-Scholes valuation model for estimating the fair value of stock options granted using the following weighted average assumptions:

	Three Months Ended March 31,
	2010	2009
Expected dividend yield	0%	0%
Expected volatility	81%	50%
Risk-free interest rate	2.67%	2.0%
Expected life	6.25 years	6.25 years

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

Based on the above assumptions, the per share weighted average fair value of the options granted under the stock option plan for the three months ended March 31, 2010 and 2009 was $4.76 and $12.46, respectively.

The following table summarizes activity under all stock award plans from December 31, 2009 through March 31, 2010:

		Options Outstanding
	Shares		Weighted
	Available	Number	Average
	for Grant	of Shares	Exercise Price
Balance — December 31, 2009	1,132,135	1,575,645	$15.21
Additional options available for grant	1,194,094	—	$—
Granted	(10,000)	10,000	$6.43
Canceled	134,985	(134,985)	$5.17
Exercised	—	(14,347)	$2.99

Balance — March 31, 2010	2,451,214	1,436,313	$15.70

Per the plan documents, the 2008 Non-Employee Director Stock Option (NEDS) and Employee Stock Option (ESOP) Plans have an automatic increase in the shares available for grant every January the plans are active. The increase in the shares available for grant under the NEDS plan is equal to the lesser of the number of shares issuable upon the exercise of options granted during the preceding calendar year or such number of shares determined by the Board of Directors. The increase in the shares available for grant under the ESOP plan is equal to 5% of the total shares outstanding at December 31, 2009.

Additional information regarding options outstanding is as follows:

	March 31, 2010	March 31, 2009
Range of exercise prices (per option)	$0.70 - $31.18	$1.50 - $31.18
Weighted average remaining contractual life (years)	8.25	9.30

Employee Stock Purchase Plan

On March 17, 2010, 83,659 shares were purchased in accordance with the Employee Stock Purchase Plan (ESPP). Net proceeds to the Company from the issuance of shares of common stock under the ESPP for the three months ended March 31, 2010 were $533. In January 2010, the number of shares available for grant was increased by 239,750, per the ESPP plan documents. At March 31, 2010, approximately 458,584 shares remain available for purchase under the ESPP.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except shares and per share amounts)

New Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers. Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). Currently, the Company does not have any assets or liabilities that are subject to this guidance. As such, this guidance did not have an impact on the Company’s results of operation or financial position. This guidance is effective for interim and annual periods beginning after December 15, 2009.

In February 2010, the FASB issued authoritative guidance on subsequent events. The guidance requires an SEC filer to evaluate subsequent events through the date the financial statements are issued but no longer requires an SEC filer to disclose the date through which the subsequent event evaluation occurred. The guidance became effective for the Company upon issuance and had no impact on the Company’s results of operations or financial position.

2.              Integration and Restructuring Activities

2010 Restructuring

During the first quarter of 2010, the Company undertook an initiative to streamline its sales and service organizations and reduce support costs company-wide. It also initiated plans to close its event monitoring facility in Georgia and consolidate it with the Company’s monitoring facilities in Pennsylvania and Minnesota. The Company believes that it can realize cost efficiencies by undertaking these initiatives.

The restructuring plan involves the elimination of approximately 100 positions. The Company expects the restructuring to be substantially completed by the end of the third quarter in 2010, and expects the total cost of the restructuring to be approximately $3,500, all of which is expected to result in cash charges. The Company incurred restructuring expenses of $1,662 for the three months ended March 31, 2010.

A summary of the reserve activity related to the 2010 restructuring plan as of March 31, 2010 is as follows:

	Initial Reserve Recorded	Payments through March 31, 2010	Balance as of March 31, 2010
Severance and employee related costs	$1,400	$466	$934
Other exit activity costs	262	262	—
Total	$1,662	$728	$934

The Company accounts for expenses associated with exit or disposal activities in accordance with ASC 420, Exit or Disposal Cost Obligations, and records the expenses in Integration, restructuring and other charges in its statement of operations, and records the related accrual in the Accrued liabilities line of its balance sheet.

Legal and Other Costs

The Company incurred legal and other costs of $283 for the three months ended March 31, 2010. The legal costs are related to the Company’s defense of class-action lawsuits. Additional information regarding legal proceedings can be found in Note 5. For the three months ended March 31, 2009, the Company incurred $2,139 of expenses related to the departure of certain executive officers.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except shares and per share amounts)

3.              Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur. The Company reviews and updates its estimated annual effective tax rate each quarter. For the three months ended March 31, 2010, the Company’s estimated annual effective tax rate was primarily impacted by a financial loss for the period, the benefit of which was offset by a valuation allowance. Accordingly, the Company recorded no tax expense or benefit for the three months ended March 31, 2010. The income tax benefit totaled approximately $505 for the three months ended March 31, 2009.

As of December 31, 2009, in accordance with ASC-740, the Company maintained a full valuation allowance against net deferred tax assets. The Company maintains a full valuation allowance for the quarter ended March 31, 2010. The Company implemented the provisions of ASC 740-10 on January 1, 2007 related to accounting for uncertainty in income taxes. There has been no material change to the amount of unrecognized tax expense or benefit reported as of March 31, 2010.

4.     Reimbursement

On July 10, 2009, Highmark announced a reduction in the reimbursement rate for our MCOT™ services to $754 per service, a reduction of approximately 33%. This new rate went into effect on September 1, 2009. The reduction in reimbursement rates is reflected in the Revenue and Accounts receivable lines in the Company’s financial statements.

5.     Legal Proceedings

On March 5, 2010, West Palm Beach Police Pension Fund filed a putative class action complaint in California Superior Court, San Diego County asserting claims for violations of Sections 11, 12 and 15 of the Securities Act of 1933, as amended, against CardioNet, nine current and former officers and directors of CardioNet and six underwriters of CardioNet’s IPO and/or Secondary Offering on August 6, 2008 (together with the IPO, the “Offerings”). The complaint filed March 5, 2010 also asserted claims for alleged violations of Sections 25401 and 25501 of the California Corporations Code against defendants James M. Sweeney and Fred Middleton. The plaintiff seeks to bring claims on behalf of all those who purchased or otherwise acquired the common stock of CardioNet pursuant and/or traceable to the Offerings. On March 10, 2010, plaintiff filed an Amended Complaint that deleted the claims for violations of the California Corporations Code.  The claims are based on purported misrepresentations and omissions in the Registration Statements for the Offerings relating to alleged business decisions made by CardioNet that were supposedly not disclosed to investors and alleged misstatements concerning CardioNet’s business.  On April 5, 2010, all defendants removed the case to the Southern District of California, where it is pending.  On April 7, 2010, defendants filed a Motion to Transfer the case to the Eastern District of Pennsylvania, which Motion to Transfer is noticed for hearing on June 28, 2010.  The Company believes that the claims are without merit and intends to defend the litigation vigorously. At this time, it is not possible to determine the likelihood or amount of liability, if any, on the part of the Company with any degree of certainty. Consistent with the accounting for contingent liabilities, no accrual has been recorded in the financial statements.

Commencing on August 26, 2009, two putative class actions were filed in the United States District Court for the Eastern District of Pennsylvania naming CardioNet, Randy Thurman, Chief Executive Officer and Martin P. Galvan, former Chief Financial Officer as defendants and alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended.  The complaints purport to bring claims on behalf of a class of persons who purchased the Company’s common stock between April 30, 2009 and June 30, 2009 and between April 30, 2009 and July 10, 2009.  The complaints allege that the defendants issued various materially false and misleading statements relating to the Company’s projected performance that had the effect of artificially inflating the market price of its securities.  The complaints further allege that the alleged misstatements were revealed to the public on June 30, 2009 and July 10, 2009 when the Company made certain announcements regarding potential lower pricing for commercial and Medicare reimbursement rates.  These actions were consolidated on September 9, 2009.  On October 26, 2009, two competing motions were filed for appointment of lead plaintiffs and lead counsel pursuant to the requirements of the Private Securities Litigation Reform Act of 1995.   On December 22, 2009, the Court appointed lead plaintiff, but denied its request for appointment of lead counsel and require lead plaintiff to file an amended motion for approval of its selection of class counsel. Lead plaintiff filed its amended motion for appointment of lead counsel on January 15, 2010, which was granted on February 3, 2010. Lead plaintiff filed a consolidated class action complaint on February 19, 2010 and the defendants filed a motion to dismiss on March 26, 2010. Lead plaintiff filed its opposition to the motion to dismiss on April 30, 2010. The Company believes the claims are without merit and intends to defend the litigation vigorously. At this time, it is not possible to determine the likelihood or amount of liability, if any, on the part of the Company with any degree of certainty. Consistent with the accounting for contingent liabilities, no accrual has been recorded in the financial statements.

On April 2, 2009 CardioNet entered into a Merger Agreement to acquire (“Biotel”) Inc. for $14,000. On July 14, 2009, CardioNet exercised its contractual right to terminate the Merger Agreement due to Biotel’s breach of certain covenants in the agreement. The next day, CardioNet notified Biotel of its obligation to pay the Company $1,400 for a termination fee and expenses in accordance with the Merger Agreement. On or about July 16, 2009, Biotel subsequently commenced litigation against CardioNet in Minnesota District Court in Hennepin County, Fourth Judicial District, alleging that CardioNet had breached and improperly terminated the Merger Agreement. CardioNet removed the action to the United States District Court for the District of Minnesota on the basis of diversity jurisdiction, and Biotel did not seek to remand the action. Biotel is seeking specific performance and damages in an amount in excess of $10,000. CardioNet has counterclaimed under the terms of the Merger Agreement for its termination fee and associated expenses; the current amount of that counterclaim is $1,400. The case is to be ready for trial by July 15, 2010. Discovery is underway. The Company plans to vigorously defend its position and prosecute its counterclaim. At this time, it is not possible to determine the likelihood or amount of liability, if any, on the part of the Company with any degree of certainty. Consistent with the accounting for contingent liabilities, no accrual has been recorded in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009, and in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company’s actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this report and in the Company’s other filings with the Securities and Exchange Commission. See the “Forward Looking Statements” section at the beginning of this report.

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

The Company’s Conshohocken location has been an approved Independent Diagnostic Testing Facility (“IDTF”) by Medicare since it received 510(k) clearance for the first and second generation of its core MCOT devices in 2002. The CardioNet Monitoring Center commenced operations in Conshohocken, Pennsylvania in 2002, concurrent with its first FDA approval, and all of the Company’s MCOT arrhythmia monitoring activities are currently conducted at that location. The Company received FDA 510(k) clearance for the proprietary algorithm included in its third generation product, or C3, in October 2005. Subsequently in November 2006, the Company received FDA 510(k) clearance for its C3 system which it has incorporated as part of its monitoring solution. The Company continues to pursue innovation of new and existing medical solutions through investments in research and development. The Company received FDA 510(k) clearance for its next generation platform in April 2010 and expects the product launch to occur in late 2010.

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

Reimbursement

In October 2008, the Centers for Medicare and Medicaid Services (“CMS”) established reimbursement rates covering MCOT™ services. The reimbursement rates applicable to the Category I CPT codes (93228 and 93229) established by the American Medical Association (“AMA”) for MCOT™ became effective on January 1, 2009. Highmark Medicare Services (“Highmark”) is responsible for setting the reimbursement rate on behalf of CMS for code 93229, which is the code for the technical component of our services. The new billing codes allow for automated claims adjudication, substantially simplifying the reimbursement process for physicians and payors compared to the previous process. Reimbursement prior to the use of the new CPT codes was obtained through non-specific billing codes which require various narratives that, in most cases, involve semi-automated or manual processing, as well as additional review by payors.

After receiving the CPT code in the first quarter of 2009, the Company received pressure from several commercial payors to renegotiate reimbursement rate contracts. This pressure led to a substantial decline in our average commercial reimbursement rates in the first half of 2009. During the second half of 2009, and into the first quarter of 2010, we have seen commercial reimbursements stabilize.

On July 10, 2009, Highmark announced a reduction in the reimbursement rate for our MCOT™ services to $754 per service, a reduction of approximately 33%. This new rate went into effect on September 1, 2009. The decline in reimbursement rate has had a negative impact on the Company’s revenue and operating results, and has presented significant challenges to the viability of the Company’s current business model. Several strategic initiatives are currently being implemented, including cost efficiency measures. The Company intends to continue to work with CMS to achieve an appropriate national rate in the future, and will continue to evaluate its strategic options.

We have successfully secured contracts with many national and regional commercial payors. We increased the number of MCOT™ contracts with commercial payors to 259 at March 31, 2010, compared to 203 at March 31, 2009. The current estimated total of 200 million covered lives for Medicare and commercial lives for which we had reimbursement contracts as of March 31, 2010 represents approximately 78% of the total covered lives in the United States. The MCOT™ contracts also cover event, Holter and Pacer service pricing. In addition, as of March 31, 2010 there were approximately 90 contracts with commercial payors that pertained only to event, Holter and Pacer service pricing, and did not cover MCOT™. The majority of the remaining covered lives are insured by a relatively small number of large commercial insurance companies that deemed MCOT™ to be “experimental and investigational” and do not currently reimburse us for services provided to their beneficiaries.

Restructuring Activities

During the first quarter of 2010, the Company undertook an initiative to streamline its sales and service organizations and reduce support costs Company-wide. It also initiated plans to close its event monitoring facility in Georgia and consolidate it with the Company’s monitoring facilities in Pennsylvania and Minnesota. The Company believes that it can realize cost efficiencies by undertaking these initiatives. The total cost of the restructuring plan is expected to be approximately $3.5 million, of which $1.7 million was incurred to date and is expected to be substantially complete by the end of the third quarter of 2010.

Results of Operations

Three Months Ended March 31, 2010 and 2009

Revenues.    Total revenues for the three months ended March 31, 2010 decreased to $31.8 million from $35.7 million for the three months ended March 31, 2009, a decrease of $3.9 million, or 10.9%. MCOT™ revenue was lower by $3.3 million due to a decrease in MCOT™ reimbursement rates, offset by an increase in volume of 23%. Additionally, there was a decrease in event, Holter and other revenue of $0.6 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Gross Profit.    Gross profit decreased to $20.1 million for the three months ended March 31, 2010 from $23.9 million for the three months ended March 31, 2009. The decrease of $3.8 million was due to a decrease in revenue, offset slightly by a decrease in cost of sales of $0.1 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Gross profit as a percentage of revenue declined to 63.1% for the three months ended March 31, 2010 compared to 66.9% for the three months ended March 31, 2009.

General and Administrative Expense.    General and administrative expense remained constant at $14.3 million for the three months ended March 31, 2010 and 2009. An increase in bad debt and legal expense was offset by a reduction in stock compensation and bonus expense. As a percentage of total revenues, general and administrative expense was 45.0% for the three months ended March 31, 2010 compared to 40.1% for the three months ended March 31, 2009.

Sales and Marketing Expense.    Sales and marketing expense was $8.0 million for the three months ended March 31, 2010 compared to $7.5 million for the three months ended March 31, 2009. The increase of $0.5 million, or 6.7%, was largely due to increased marketing efforts.  As a percent of total revenues, sales and marketing expense was 25.1% for the three months ended March 31, 2010 compared to 21.1% for the three months ended March 31, 2009.

Research and Development Expense.    Research and development expense remained constant at $1.2 million for the three months ended March 31, 2010 and 2009. As a percent of total revenues, research and development expense was 3.9% for the three months ended March 31, 2010 compared to 3.4% for the three months ended March 31, 2009.

Integration, Restructuring and Other Charges.    The Company incurred restructuring costs of $1.7 million and other charges of $0.3 million for the three months ended March 31, 2010. The restructuring costs included $1.4 million of severance and employee related costs and $0.3 million of other charges related to the 2010 restructuring plan. The 2010 restructuring plan included the consolidation of the Company’s sales and service organizations, the closure of the Company’s event monitoring facility in Georgia and consolidation with its monitoring facilities in Pennsylvania and Minnesota, and an overall reduction of administrative costs company-wide. Integration, restructuring and other charges were 6.1% of total revenues for the three months ended March 31, 2010. The other charges related to legal costs and other miscellaneous items.

The Company incurred severance charges related to executive employee terminations of $2.1 million for the three months ended March 31, 2009.

Other Income.    There was no interest income for the three months ended March 31, 2010, down from $0.1 million for the three months ended March 31, 2009. The decline was due primarily to lower short term interest rates and a lower average cash balance in the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Income Taxes.    The Company recorded no tax benefit for the three months ended March 31, 2010, compared to a tax benefit of $0.5 for the three months ended March 31, 2009. The effective tax rate for the three months ended March 31, 2010 was 0.0%, compared to 41.1% for the three months ended March 31, 2009.

Net Income.    The Company incurred a net loss of $5.4 million for the three months ended March 31, 2010 compared to a net loss of $0.7 million for the three months ended March 31, 2009.

Liquidity and Capital Resources

The Company’s Annual Report on Form 10-K for the year ended December 31, 2009 includes a detailed discussion of our liquidity, contractual obligations and commitments. The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

As of March 31, 2010, our principal source of liquidity was cash and cash equivalents of $45.3 million and net accounts receivable of $39.3 million. The Company has no short or long-term debt and does not anticipate needing to secure financing from external sources for cash to operate the business. The Company had working capital of $72.9 million as of March 31, 2010. We believe that our existing cash and cash equivalent balances will be sufficient to meet our anticipated cash requirements for the foreseeable future.

The Company used $3.0 million of its cash in its operations for the three months ended March 31, 2010. Cash was used primarily to fund the Company’s ongoing operations during the three month period that resulted in a $5.4 million net loss, and to fund its net working capital requirements of $1.6 million. The Company’s working capital requirements were driven primarily by the prepayment of certain licenses and insurances costs that routinely occur in the first quarter of the fiscal year and the repayment of certain payor overpayments that were recorded in accounts payable. These working capital requirements were offset by favorable cash collections related to the Company’s accounts receivables. The net loss and net working capital requirements were offset by non-cash items related to deprecation and stock compensation expense.  The Company used $1.5 million for the investment in medical devices for use in its ongoing operations for the three months ended March 31, 2010.

If the Company determines that it needs to raise additional capital, such capital may not be available on reasonable terms, or at all. If the Company raises additional funds by issuing equity securities, its existing stockholders’ ownership will be diluted. If the Company raises additional funds by incurring additional debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict the ability to operate its business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our cash and cash equivalents as of March 31, 2010 were $45.3 million and consisted primarily of cash and money market funds with maturities of less than 90 days.  The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while, at the same time, maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, our investment policy allows us to maintain a portfolio of cash equivalents and short term investments in a variety of securities including money market funds and corporate debt securities. Due to the short term nature of our investments, we believe we have no material exposure to interest rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure information required to be disclosed in Company reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ending March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings.

On March 5, 2010, West Palm Beach Police Pension Fund filed a putative class action complaint in California Superior Court, San Diego County asserting claims for violations of Sections 11, 12 and 15 of the Securities Act of 1933, as amended, against CardioNet, nine current and former officers and directors of CardioNet and six underwriters of CardioNet’s intial public offering (IPO) consummated March 25, 2008 and/or Secondary Offering on August 6, 2008 (together with the IPO, the “Offerings”). The complaint filed March 5, 2010 also asserted claims for alleged violations of Sections 25401 and 25501 of the California Corporations Code against defendants James M. Sweeney and Fred Middleton. The plaintiff seeks to bring claims on behalf of all those who purchased or otherwise acquired the common stock of CardioNet pursuant and/or traceable to the Company’s IPO and/or Secondary Offering. On March 10, 2010, plaintiff filed an Amended Complaint that deleted the claims for violations of the California Corporations Code.  The claims are based on purported misrepresentations and omissions in the Registration Statements for the Offerings relating to alleged business decisions made by CardioNet that were supposedly not disclosed to investors and alleged misstatements concerning CardioNet’s business.  On April 5, 2010, all defendants removed the case to the Southern District of California, where it is pending at docket no. 10-cv-00711-L-NLS.  On April 7, 2010, defendants filed a Motion to Transfer the case to the Eastern District of Pennsylvania, which Motion to Transfer is noticed for hearing on June 28, 2010.  On April 12, 2010, all parties filed a Joint Stipulation agreeing that plaintiff shall file and serve its Motion to Remand on or before May 4, 2010; opposition papers on Defendants’ Motion to Transfer and Plaintiff’s Motion to Remand shall be filed and served on May 28, 2010; reply briefs on Defendants’ Motion to Transfer and Plaintiff’s Motion to Remand shall be filed and served on June 14, 2010; and Plaintiff shall notice its Motion to Remand for hearing on the June 28, 2010 for the same date and time as Defendants’ Motion to Transfer is currently noticed.  The Joint Stipulation further provides that defendants are not currently required to respond to the Amended Complaint and sets forth a schedule for defendants’ response depending on whether Plaintiff’s Motion to Remand is granted.  On April 15, 2010, the Court granted in part and denied in part the dates proposed in the Joint Stipulation.  It approved all dates other than the proposed extension of time to respond to the complaint, which it denied for failure to show good cause.  The denial was without prejudice if the action is remanded or transferred.  On April 30, 2010, Defendants filed an unopposed motion to extend time for their responses to the Amended Complaint that set forth a good cause basis for their proposed extension.  The Company believes that the claims are without merit and intends to defend the litigation vigorously.

Commencing on August 26, 2009, two putative class actions were filed in the United States District Court for the Eastern District of Pennsylvania naming CardioNet, Randy Thurman and Martin P. Galvan as defendants and alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended.  The complaints purport to bring claims on behalf of a class of persons who purchased the Company’s common stock between April 30, 2009 and June 30, 2009 and between April 30, 2009 and July 10, 2009.  The complaints allege that the defendants issued various materially false and misleading statements relating to the Company’s projected performance that had the effect of artificially inflating the market price of its securities.  The complaints further allege that the alleged misstatements were revealed to the public on June 30, 2009 and July 10, 2009 when the Company made certain announcements regarding potential lower pricing for commercial and Medicare reimbursement rates.  These actions were consolidated on September 9, 2009 under docket number 09-3894.  On October 26, 2009, two competing motions were filed for appointment of lead plaintiffs and lead counsel pursuant to the requirements of the Private Securities Litigation Reform Act of 1995.   On December 22, 2009, the Court appointed lead plaintiff, but denied its request for appointment of lead counsel and require lead plaintiff to file an amended motion for approval of its selection of class counsel. Lead plaintiff filed their amended motion for appointment of lead counsel on January 15, 2010, which was granted on February 3, 2010. Lead plaintiff filed a consolidated class action complaint on February 19, 2010 and the defendants filed a motion to dismiss on March 26, 2010. Lead plaintiff filed its opposition to the motion to dismiss on April 30, 2010. The Company believes the claims are without merit and intends to defend the litigation vigorously.

On April 2, 2009 CardioNet entered into a Merger Agreement to acquire (“Biotel”) Inc. for $14.0 million. On July 14, 2009, CardioNet exercised its contractual right to terminate the Merger Agreement due to Biotel’s breach of certain covenants in the agreement. The next day, CardioNet notified Biotel of its obligation to pay the Company $1.4 million for a termination fee and expenses in accordance with the Merger Agreement. On or about July 16, 2009, Biotel subsequently commenced litigation against CardioNet in Minnesota District Court in Hennepin County, Fourth Judicial District, alleging that CardioNet had breached and improperly terminated the Merger Agreement. CardioNet removed the action to the United States District Court for the District of Minnesota on the basis of diversity jurisdiction, and Biotel did not seek to remand the action. Biotel is seeking specific performance and damages in an amount in excess of $10.0 million. CardioNet has counterclaimed under the terms of the Merger Agreement for its termination fee and associated expenses; the current amount of that counterclaim is $1.4 million. The case is to be ready for trial by July 15, 2010. Discovery is underway. The Company plans to vigorously defend its position and prosecute its counterclaim.

Item 1A.  Risk Factors.

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, as well as the information contained in this Quarterly Report and our other reports and registration statements filed with the SEC.  Material changes from the risk factors previously disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 are discussed below.

Legislation and policy changes reforming the United States healthcare system may have a material adverse effect on our operating results and financial condition.

On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law and on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 was signed into law. Together, the two measures make the most sweeping and fundamental changes to the United States health care system since the creation of Medicare and Medicaid. The Health Care Reform laws include a large number of health-related provisions to take effect over the next four years, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, requiring manufacturers to report payments or other transfers of value made to physicians and teaching hospitals, and modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including through new tools to address fraud and abuse.

In addition, various healthcare reform proposals have also emerged at the state level. We cannot predict the effect that newly enacted laws or any future legislation or regulation will have on us. However, the implementation of new legislation and regulation may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business, possibly materially. The enacted excise tax may materially and adversely affect our operating expenses and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

As of March 31, 2010, we had invested $26.2 million of net proceeds from the offering in money market funds. We have used the net proceeds from the offering to fund our operations for the three months ended March 31, 2010, the purchase of capital equipment during fiscal year 2009 and the three months ended March 31, 2010, repay our outstanding long-term debt balance and related fees of $2.7 million and to pay $5.0 million owed to former stockholders of PDSHeart holding certificates of subordinated contingent payment interest to fully extinguish our obligations under such certificates. We intend to use the remaining proceeds for our working capital needs, research and development, to invest in infrastructure, pursue new markets and product applications and to pursue strategic opportunities. We cannot specify with certainty all of the particular uses for the net proceeds from our initial public offering. Accordingly, our management will have broad discretion in the application of the net proceeds.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Removed and Reserved

Item 5. Other Information

Not applicable.

Item 6.  Exhibits.

EXHIBIT INDEX

Exhibit Number

10.1	First Amendment to Lease dated February 24, 2010 between the Registrant and OCC, LLC.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CardioNet, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIONET, INC.

Date: May 4, 2010	By:	/s/ Heather C. Getz
Heather C. Getz, CPA
Chief Financial Officer (Principal Financial Officer and authorized officer of the Registrant)