Form 10-Q
period 2010-06-30
CARDIONET INC
filed 2010-08-02
CIK 1113784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-33993

CardioNet, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0604557
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

227 Washington Street Conshohocken, Pennsylvania	19428
(Address of Principal Executive Offices)	(Zip Code)

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

As of July 30, 2010, 24,128,606 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

CARDIONET, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2010

FORWARD-LOOKING STATEMENTS

This document includes certain forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995 regarding, among other things, our growth prospects, the prospects for our products and our confidence in the Company’s future. These statements may be identified by words such as “expect,” “anticipate,” “estimate,” “intend,” “plan,” “believe,” “promises” and other words and terms of similar meaning. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including important factors that could delay, divert, or change any of them, and could cause actual outcomes and results to differ materially from current expectations. These factors include, among other things, the potential for the Centers for Medicare and Medicaid Services’ (CMS) re-evaluation of its proposal for carrier pricing of mobile cardiovascular telemetry during the public comments period prior to CMS’ final ruling, the success of our efforts to address the operational issues and strategic options, effectiveness of our cost savings initiatives, changes to insurance coverage and reimbursement levels for our products, the success of our attempts to work with CMS to achieve a national rate for mobile cardiovascular telemetry, the success of our sales and marketing initiatives, our ability to attract and retain talented executive management and sales personnel, our ability to identify acquisition candidates, acquire them on attractive terms and integrate their operations into our business, the commercialization of new products, market factors, internal research and development initiatives, partnered research and development initiatives, competitive product development, changes in governmental regulations and legislation, the continued consolidation of payors, acceptance of our new products and services and patent protection and litigation. For further details and a discussion of these and other risks and uncertainties, please see our public filings with the Securities and Exchange Commission, including our latest periodic reports on Form 10-K and 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CARDIONET, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	June 30, 2010	December 31, 2009

Assets
Current assets:
Cash and cash equivalents	$23,950	$49,152
Short-term available-for-sale-investments	26,232	—
Accounts receivable, net of allowance for doubtful accounts of $30,944 and $22,396, at June 30, 2010 and December 31, 2009, respectively	34,214	40,885
Prepaid expenses and other current assets	4,178	2,818

Total current assets	88,574	92,855

Property and equipment, net	24,833	28,243
Intangible assets, net	693	939
Goodwill	45,999	45,999
Other assets	480	286

Total assets	$160,579	$168,322

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,563	$7,160
Accrued liabilities	9,455	9,919
Deferred revenue	398	393

Total current liabilities	14,416	17,472

Deferred rent	1,354	1,497

Total liabilities	15,770	18,969

Stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 24,161,517 and 23,965,405 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	24	24
Paid-in capital	245,368	242,320
Accumulated other comprehensive loss	(19)	—
Accumulated deficit	(100,564)	(92,991)

Total stockholders’ equity	144,809	149,353

Total liabilities and stockholders’ equity	$160,579	$168,322

See accompanying notes.

CARDIONET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Net patient service revenues	$31,939	$38,096	$63,755	$73,655
Other revenues	—	168	—	330

Total revenues	31,939	38,264	63,755	73,985

Cost of revenues	11,835	11,993	23,584	23,831

Gross profit	20,104	26,271	40,171	50,154
Operating expenses:
General and administrative	8,548	9,507	18,225	20,016
Sales and marketing	6,876	8,440	14,873	15,987
Bad debt expense	4,484	4,627	9,124	8,444
Research and development	1,230	1,768	2,473	2,984
Integration, restructuring and other charges	1,128	(180)	3,073	1,959

Total expenses	22,266	24,162	47,768	49,390

(Loss) income from operations	(2,162)	2,109	(7,597)	764
Other income, net	20	40	24	158

(Loss) income before income taxes	(2,142)	2,149	(7,573)	922
Income tax expense	—	(584)	—	(79)

Net (loss) income	(2,142)	1,565	(7,573)	843

Net (loss) income per common share:
Basic	$(0.09)	$0.07	$(0.32)	$0.04
Diluted	$(0.09)	$0.07	$(0.32)	$0.04

Weighted average number of common shares outstanding:
Basic	24,083,080	23,791,989	24,010,839	23,695,985
Diluted	24,083,080	23,794,731	24,010,839	23,826,831

See accompanying notes.

CARDIONET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2010	2009
Operating activities
Net (loss) income	$(7,573)	$843
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	5,830	4,866
Amortization of intangibles	246	453
Amortization of investment premium	98	—
Loss on disposal of property and equipment	306	94
Other non-cash adjustments	(19)	—
(Decrease) increase in deferred rent	(143)	681
Provision for doubtful accounts	9,124	8,444
Stock-based compensation	1,866	3,790
Changes in operating assets and liabilities:
Accounts receivable	(2,453)	(21,943)
Prepaid expenses and other current assets	(1,360)	31
Other assets	(194)	181
Accounts payable	(2,597)	2,675
Accrued and other liabilities	(459)	(4,805)

Net cash provided by (used in) operating activities	2,672	(4,690)

Investing activities
Purchases of property and equipment	(2,726)	(11,419)
Purchases of short-term available-for-sale investments	(26,330)	—

Net cash used in investing activities	(29,056)	(11,419)

Financing activities
Proceeds from the exercise of employee stock options and employee stock purchase plan contributions	1,182	2,551
Repayment of debt	—	(47)

Net cash provided by financing activities	1,182	2,504

Net decrease in cash and cash equivalents	(25,202)	(13,605)
Cash and cash equivalents — beginning of period	49,152	58,171

Cash and cash equivalents — end of period	$23,950	$44,566

Supplemental disclosure of cash flow information
Cash paid for interest	$2	$8
Cash paid for taxes	$522	$6,619

See accompanying notes.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

1.     Summary of Significant Accounting Policies

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows.  In the opinion of management, these consolidated financial statements reflect all adjustments which are of normal recurring nature and necessary for a fair presentation of CardioNet, Inc.’s (the “Company” or “CardioNet”) financial position as of June 30, 2010 and December 31, 2009, the results of operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009.  The financial data and other information disclosed in these notes to the financial statements related to the three and six months ended are unaudited. The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for any future period.

Net (Loss) Income

The Company computes net (loss) income per share in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 260, Earnings Per Share.  The following summarizes the potential outstanding common stock of the Company at June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009
Common stock options and restricted stock units outstanding	2,121,437	2,018,552
Common stock options and restricted stock units available for grant	1,675,171	754,352
Common stock held by certain employees and unvested	2,396	18,540
Common stock	24,161,517	23,782,010

Total	27,960,521	26,573,454

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed by giving effect to all potential dilutive common shares, including stock options, warrants and convertible preferred stock, as applicable.

The following table presents the calculation of basic and diluted net (loss) income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)
Numerator:
Net (loss) income applicable to common stockholders	$(2,142)	$1,565	$(7,573)	$843
Denominator:
Weighted average common shares outstanding—basic	24,083,080	23,791,989	24,010,839	23,695,985
Dilutive effect of the Company’s employee compensation plans	—	2,742	—	130,846
Weighted average shares used in computing diluted net (loss) income per share	24,083,080	23,794,731	24,010,839	23,826,831
Basic net (loss) income per share	$(0.09)	$0.07	$(0.32)	$0.04
Diluted net (loss) income per share	$(0.09)	$0.07	$(0.32)	$0.04

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

If the outstanding vested options or restricted stock units were exercised or converted into common stock, the result would be anti-dilutive for the three and six months ended June 30, 2010 and dilutive for the three and six months ended June 30, 2009. Accordingly, basic and diluted net (loss) income attributable to common stockholders per share are identical for the three and six months ended June 30, 2010 and are presented in the consolidated statements of operations.

Comprehensive (Loss) Income

Comprehensive (loss) income consists of net (loss) income and all changes in stockholders’ equity from non-stockholder sources. The following summarizes the components of the Company’s comprehensive (loss) income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net (loss) income	$(2,142)	$1,565	$(7,573)	$843
Other comprehensive (loss) income:
Unrealized (loss) gain on securities	(19)	—	(19)	—
Total comprehensive (loss) income	(2,161)	1,565	(7,592)	843

Cash and Cash Equivalents

Cash and cash equivalents are held in U.S. financial institutions or in custodial accounts with U.S. financial institutions. Cash equivalents are defined as all liquid investments and money market funds with maturity from date of purchase of 90 days or less that are readily convertible into cash and have insignificant interest rate risk.

Available-for-Sale Investments

All marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices and observable inputs, with unrealized gains and losses, reported as a separate component of stockholders’ equity. We classify securities as current or non-current assets on the consolidated balance sheet based on maturity dates. The amortized cost of debt securities is adjusted for amortization of premiums and accretions of discounts to maturity. Amortization of debt premiums and accretion of debt discounts are recorded in other income and expense. Realized gains and losses, and declines in value, that are considered to be other-than-temporary, are recorded in other income and expense. The cost of securities sold is based on specific identification.

Goodwill

The Company considers its business to be one reporting unit for the purpose of performing its goodwill impairment analysis. Goodwill is reviewed for impairment annually, or when events arise that could indicate that an impairment exists. To determine whether an impairment exists, the Company estimates the fair value of the reporting unit using an income approach, generally a discounted cash flow methodology, that includes assumptions for, among other things, forecasted income, cash flow, growth rates, income tax rates, expected tax benefits and long-term discount rates, all of which require significant judgment. The Company also considers comparable market data to assist in determining the fair value of its reporting unit. There are inherent uncertainties related to these factors and the judgment applied in the analysis. The Company believes that the combination of an income and a market approach provides a reasonable basis to estimate the fair value of the reporting unit. If the estimated fair value of the reporting unit is less than its carrying value, an impairment may exist and additional analysis will be undertaken to determine the amount of impairment.

The Company experienced a decline in its stock price during the second quarter of 2010. The Company considers the stock price decline to be an event that could indicate goodwill impairment has occurred. Goodwill was tested for impairment as of June 30, 2010. A discounted cash flow analysis was performed, taking into consideration revenue and profit projections based on the most recent data available to the Company. The result of the impairment test yielded an estimated fair market value of the reporting unit that was greater than the carrying value. Because the estimated fair value was in excess of the book value, the Company did not proceed to step 2 of the impairment test as described in ASC 350-20-35, Intangibles — Goodwill and Other.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

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

The Company’s income before and after income taxes for the six months ended June 30, 2010 was reduced by $1,866, as a result of stock-based compensation expense incurred. The Company’s income before and after income taxes for the six months ended June 30, 2009 was reduced by $3,790 and $3,465, respectively, as a result of stock-based compensation expense incurred. The impact of stock-based compensation expense was $(0.08) and $(0.16) on both basic and diluted earnings per share for the six months ended June 30, 2010 and 2009, respectively.

We estimate the fair value of our share-based awards to employees and directors using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. We base our estimates of expected volatility on a group of similar entities whose stock prices are publicly available. The expected term represents the period of time that stock-based awards granted are expected to be outstanding. As we have a history of exercise experience for use in the calculation of expected term, we believe our historical experience is the best estimate of our future exercise patterns. Other assumptions used in the Black-Scholes option valuation model include the risk-free interest rate and expected dividend yield. The risk-free interest rate for periods pertaining to the contractual life of each option is based on the U.S. Treasury yield of a similar duration in effect at the time of grant. We have never paid, and do not expect to pay, dividends in the foreseeable future.

The Company utilized the Black-Scholes valuation model for estimating the fair value of stock options granted using the following weighted average assumptions:

	Six Months Ended June 30,
	2010	2009
Expected dividend yield	0%	0%
Expected volatility	65%	50%
Risk-free interest rate	2.43%	2.12%
Expected life	6.25 years	6.25 years

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

Based on the above assumptions, the per share weighted average fair value of the options granted under the stock option plan for the six months ended June 30, 2010 and 2009 was $4.30 and $11.73, respectively.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The following table summarizes activity under all stock award plans from December 31, 2009 through June 30, 2010:

		Options Outstanding
	Shares		Weighted
	Available	Number	Average
	for Grant	of Shares	Exercise Price
Balance — December 31, 2009	1,132,135	1,575,645	$15.21
Additional options available for grant	1,194,094	—	$—
Granted	(10,000)	10,000	$6.43
Canceled	134,985	(134,985)	$5.17
Exercised	—	(14,347)	$2.99

Balance — March 31, 2010	2,451,214	1,436,313	$15.70

Granted	(819,663)	819,663	$7.26
Canceled	43,620	(43,620)	$14.18
Exercised	—	(90,919)	$7.09

Balance — June 30, 2010	1,675,171	2,121,437	$12.83

Per the plan documents, the 2008 Non-Employee Director Stock Option (NEDS) and Employee Stock Option (ESOP) Plans have an automatic increase in the shares available for grant every January the plans are active. The increase in the shares available for grant under the NEDS plan is equal to the lesser of the number of shares issuable upon the exercise of options granted during the preceding calendar year or such number of shares as determined by the Board of Directors. The increase in the shares available for grant under the ESOP plan is equal to 5% of the total shares outstanding at December 31, 2009.

Additional information regarding options outstanding is as follows:

	June 30, 2010	June 30, 2009
Range of exercise prices (per option)	$0.70 - $31.18	$0.70 - $31.18
Weighted average remaining contractual life (years)	8.06	9.15

Employee Stock Purchase Plan

On March 17, 2010, 83,659 shares were purchased in accordance with the Employee Stock Purchase Plan (ESPP). Net proceeds to the Company from the issuance of shares of common stock under the ESPP for the six months ended June 30, 2010 were $533. In January 2010, the number of shares available for grant was increased by 239,750, per the ESPP plan documents. At June 30, 2010, approximately 458,584 shares remain available for purchase under the ESPP.

New Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers. Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). To date, the Company has not had any assets or liabilities that transferred in or out of fair value hierarchy levels, and as such, is not subject to this guidance. This guidance is effective for interim and annual periods beginning after December 15, 2009. This guidance did not have an impact on the Company’s results of operation or financial position. The Company adopted this guidance effective January 1, 2010.

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

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

2.             Available-for-Sale Investments

We invest our excess funds in securities issued by the United States government, corporations, banks, municipalities, financial holding companies and in money market funds comprised of these same types of securities. Our cash and cash equivalents and available-for-sale investments are placed with high credit quality financial institutions. Additionally, we diversify our investment portfolio in order to maintain safety and liquidity. We do not hold mortgage-backed securities. As of June 30, 2010, all of our investments will mature within one year. These investments are recorded at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity.

Investments have been classified as available-for-sale investments. At June 30, 2010, available-for-sale investments are detailed as follows (in thousands):

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate debt securities	$11,041	$—	$(27)	$11,014
U.S. Treasury and agency debt securities	15,209	9	—	15,218
	$26,250	$9	$(27)	$26,232

Net unrealized losses of $19 on available-for-sale investments are included as a component of stockholders’ equity and comprehensive (loss) income until realized from a sale or other-than-temporary impairment. Realized gains and losses from the sale of securities are determined on a specific identification basis. Purchases and sales of investments are recorded on their trade dates. Dividend and interest income are recognized when earned. Interest income for the six months ended June 30, 2010 was $119, which was partially offset by $98 related to amortization of investment premiums.

Maturities of available-for-sale investments were as follows at June 30, 2010 (in thousands):

	Amortized Cost	Estimated Fair Value

Due within one year	$26,250	$26,232
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	—	—

	$26,250	$26,232

3.             Fair Value Measurements

ASC 820 defines fair value as an exit price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.

•

Level 1 — Valuations based on quoted prices for identical assets or liabilities in active markets at the measurement date. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Our Level 1 assets consist of cash and money market funds, as well as U.S. Treasury and agency debt securities.

•

Level 2 — Valuations based on quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data, such as alternative pricing sources with reasonable levels of price transparency. Our Level 2 assets consist of fixed income securities such as corporate debt securities including commercial paper and corporate bonds.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

•	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. We have not measured the fair value of any of our assets using Level 3 inputs.

In January 2010, the FASB updated the disclosure requirements for fair value measurements. The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reason for those transfers. Additionally, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), companies should present separately information about purchases, sales, issuances and settlements. During the six months ended June 30, 2010, no transfers were made into or out of the Level 3 categories. We will continue to review our fair value inputs on a quarterly basis. The updated guidance is effective for the reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliations, which is effective for fiscal years beginning after December 15, 2010. The Company will provide the additional disclosures necessary beginning in the Company’s fiscal year 2010 Annual Report on Form 10-K.

The fair value of our financial assets subject to the disclosure requirements of ASC 820 was determined using the following levels of inputs at June 30, 2010 (in thousands):

Fair Value Measurements at June 30, 2010

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$12,400	$—	$—	$12,400
Money market funds	7,048	—	—	7,048
Corporate debt securities	—	15,516	—	15,516
U.S. Treasury and agency debt securities	15,218	—	—	15,218

	$34,666	$15,616	$—	$50,182

4.             Integration, Restructuring and Other Charges

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

The restructuring plan involves the elimination of approximately 100 positions. The Company expects the restructuring to be substantially completed by the end of the third quarter in 2010, and expects the total cost of the restructuring to be approximately $3,600, all of which is expected to result in cash charges. The Company incurred restructuring expenses of $2,563 for the six months ended June 30, 2010.

A summary of the reserve activity related to the 2010 restructuring plan as of June 30, 2010 is as follows:

	Severance and employee related costs	Other exit activity costs	Total
Initial reserve recorded	$1,400	$262	$1,662
Payments	(466)	(262)	(728)

Balance — March 31, 2010	934	—	934

Additional reserve recorded	559	342	901
Payments	(360)	(342)	(702)

Balance — June 30, 2010	$1,133	$—	$1,133

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The Company accounts for expenses associated with exit or disposal activities in accordance with ASC 420, Exit or Disposal Cost Obligations, and records the expenses in Integration, restructuring and other charges in its statement of operations, and records the related accrual in the Accrued liabilities line of its balance sheet.

Other Charges

The Company incurred other charges of $510 for the six months ended June 30, 2010, including legal costs related to the Company’s defense of class-action and Biotel lawsuits. Additional information regarding legal proceedings can be found in Note 7. Integration, restructuring and other charges for the six months ended June 30, 2009 was $1,959, which was comprised primarily of severance expenses of $2,139 related to the departure of certain executive officers. The severance costs were offset slightly by an insurance payment of $200 received related to the fire that occurred at our Conshohocken facility in August 2008.

5.              Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur. The Company reviews and updates its estimated annual effective tax rate each quarter. For the six months ended June 30, 2010, the Company’s estimated annual effective tax rate was primarily impacted by a financial loss for the period, the benefit of which was offset by a valuation allowance. Accordingly, the Company recorded no tax expense or benefit for the six months ended June 30, 2010. The income tax expense totaled approximately $79 for the six months ended June 30, 2009.

As of December 31, 2009, in accordance with ASC 740, the Company maintained a full valuation allowance against net deferred tax assets. The Company maintains a full valuation allowance for the six months ended June 30, 2010. The Company implemented the provisions of ASC 740-10 on January 1, 2007 related to accounting for uncertainty in income taxes. There has been no material change to the amount of unrecognized tax expense or benefit reported as of June 30, 2010.

6.     Reimbursement

A reduction in the Medicare reimbursement rate for our MCOT™ services to $754 per service, a reduction of approximately 33%, went into effect on September 1, 2009. The reduction in reimbursement rates is reflected in the Revenue and Accounts receivable lines in the Company’s financial statements.

7.     Legal Proceedings

On March 5, 2010, West Palm Beach Police Pension Fund filed a putative class action complaint in California Superior Court, San Diego County asserting claims for violations of Sections 11, 12 and 15 of the Securities Act of 1933, as amended, against CardioNet, nine current and former officers and directors of CardioNet and six underwriters of CardioNet’s IPO and/or Secondary Offering on August 6, 2008 (together with the IPO, the “Offerings”). The complaint filed March 5, 2010 also asserted claims for alleged violations of Sections 25401 and 25501 of the California Corporations Code against defendants James M. Sweeney and Fred Middleton. The plaintiff seeks to bring claims on behalf of all those who purchased or otherwise acquired the common stock of CardioNet pursuant and/or traceable to the Offerings. On March 10, 2010, plaintiff filed an Amended Complaint that deleted the claims for violations of the California Corporations Code.  The claims are based on purported misrepresentations and omissions in the Registration Statements for the Offerings relating to alleged business decisions made by CardioNet that were supposedly not disclosed to investors and alleged misstatements concerning CardioNet’s business.  On April 5, 2010, all defendants removed the case to the Southern District of California, where it is pending.  On April 7, 2010, defendants filed a Motion to Transfer the case to the Eastern District of Pennsylvania. On April 23, 2010, the plaintiff moved to remand the case to state court. On May 19, 2010, the court ordered that defendants’ response to the complaint will be due 21 days after the order on the Motion to Remand. On May 28, 2010, defendants filed their opposition to the Motion to Remand, and plaintiff filed its opposition to the Motion to Transfer. On June 14, 2010, plaintiff filed its reply in support of the Motion to Remand, and on June 18, 2010, defendants’ reply in support of the Motion to Transfer was filed. On June 21, 2010, the court found the motions suitable for disposition on the written motions submitted by the parties without oral argument.  The Company believes that the claims are without merit and intends to defend the litigation vigorously. At this time, it is not possible to determine the likelihood or amount of liability, if any, on the part of the Company with any degree of certainty. Consistent with the accounting for contingent liabilities, no accrual has been recorded in the financial statements.

Commencing on August 26, 2009, two putative class actions were filed in the United States District Court for the Eastern District of Pennsylvania naming CardioNet, Randy Thurman, former Chief Executive Officer and Martin P. Galvan, former Chief Financial Officer as defendants and alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended.  The complaints purport to bring claims on behalf of a class of persons who purchased the Company’s common stock between April 30, 2009 and June 30, 2009 and between April 30, 2009 and July 10, 2009.  The complaints allege that the defendants issued various materially false and misleading statements relating to the Company’s projected performance that had the effect of artificially inflating the market price of its securities.  The complaints further allege that the alleged misstatements were revealed to the public on June 30, 2009 and July 10, 2009 when the Company made certain announcements regarding potential lower pricing for commercial and Medicare reimbursement rates.  These actions were consolidated on September 9, 2009.  On October 26, 2009, two competing motions were filed for appointment of lead plaintiffs and lead counsel pursuant to the requirements of the Private Securities Litigation Reform Act of 1995.   On December 22, 2009, the Court appointed lead plaintiff, but denied its request for appointment of lead counsel and require lead plaintiff to file an amended motion for approval of its selection of class counsel. Lead plaintiff filed its amended motion for appointment of lead counsel on January 15, 2010, which was granted on February 3, 2010. Lead plaintiff filed a consolidated class action complaint on February 19, 2010 and the defendants filed a motion to dismiss on March 26, 2010. Lead plaintiff filed its opposition to the motion to dismiss on April 30, 2010. On May 13, 2010, defendants moved for leave to file a reply brief, which motion was granted and the reply brief was filed May 20, 2010. The Company believes the claims are without merit and intends to defend the litigation vigorously. At this time, it is not possible to determine the likelihood or amount of liability, if any, on the part of the Company with any degree of certainty. Consistent with the accounting for contingent liabilities, no accrual has been recorded in the financial statements.

On April 2, 2009 CardioNet entered into a Merger Agreement to acquire (“Biotel”) Inc. for $14,000. On July 14, 2009, CardioNet exercised its contractual right to terminate the Merger Agreement due to Biotel’s breach of certain covenants in the agreement. On or about July 16, 2009, Biotel subsequently commenced litigation against CardioNet in Minnesota District Count in Hennepin County, Fourth Judicial District, alleging that CardioNet had breached and improperly terminated the Merger Agreement. CardioNet removed the action to the United States District Court for the District of Minnesota on the basis of diversity jurisdiction, and Biotel did not seek to remand the action. Biotel is seeking specific performance and damages in an amount in excess of $10,000. CardioNet has counterclaimed under the terms of the Merger Agreement for its termination fee and associated expenses; the current amount of that counterclaim is $1,400. Discovery has been concluded and the case has been set for a two-week trial starting November 8, 2010. Biotel has brought a motion for partial summary judgment directed to certain CardioNet defenses and the counterclaim; the Court has held a hearing on that motion and has taken the motion under advisement. The Company has defended, and continues to defend, its position vigorously and continues to prosecute its counterclaim. At this time, it is not possible to determine the likelihood or amount of liability, if any, on the part of the Company with any degree of certainty. Consistent with the accounting for contingent liabilities, no accrual has been recorded in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009, and in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company’s actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this report and in the Company’s other filings with the Securities and Exchange Commission. See the “Forward-Looking Statements” section at the beginning of this report.

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

In March 2007, the Company acquired all of the outstanding capital stock of PDSHeart. The acquisition of PDSHeart provided three additional product lines to complement MCOT™: event, Holter and Pacemaker monitoring solutions. In addition, the acquisition supplied the Company with existing sales channels and relationships in geographic areas that previously had not been penetrated prior to the acquisition. In March 2008, the Company completed an initial public offering of its common stock for proceeds of approximately $46.7 million, net of underwriter commissions and estimated offering expenses.

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

Reimbursement

The reimbursement rates applicable to the Category I CPT codes (93228 and 93229) established by the American Medical Association (“AMA”) for MCOT™ became effective on January 1, 2009. Highmark Medicare Services (“Highmark”) is responsible for setting the reimbursement rate on behalf of CMS for code 93229, which is the code for the technical component of our services. The new billing codes allow for automated claims adjudication, substantially simplifying the reimbursement process for physicians and payors compared to the previous process. Reimbursement prior to the use of the new CPT codes was obtained through non-specific billing codes which required various narratives that, in most cases, involved semi-automated or manual processing, as well as additional review by payors.

After receiving the CPT code in the first quarter of 2009, the Company received pressure from several commercial payors to renegotiate reimbursement rate contracts. This pressure led to a substantial decline in our average commercial reimbursement rates in the first half of 2009. During the second half of 2009, and into the first half of 2010, we have seen commercial reimbursement rates stabilize. The Company expects to experience fluctuations in its average commercial reimbursement rates due to contract negotiations for new and existing payors. Overall, we expect the average commercial reimbursement rates to remain stable or decline over time.

On July 10, 2009, Highmark announced a reduction in the Medicare reimbursement rate for our MCOT™ services to $754 per service, a reduction of approximately 33%. This new rate went into effect on September 1, 2009. The decline in reimbursement rate has had a negative impact on the Company’s revenue and operating results, and has presented significant challenges to the viability of the Company’s current business model. The Company estimates that the rate reduction caused a reduction in revenue for the four months ended December 31, 2009 and the six months ended June 30, 2010, of approximately $6.3 million and $9.4 million, respectively. Several strategic initiatives are currently being implemented, including cost efficiency measures. The Company intends to continue to work with CMS to achieve an appropriate national rate in the future, and will continue to evaluate its strategic options.

We have successfully secured contracts with many national and regional commercial payors. As of June 30, 2010, we have 268 MCOT™ contracts with commercial payors, compared to 245 at December 31, 2009. The current estimated total of over 200 million covered lives for Medicare and commercial lives for which we had reimbursement contracts as of June 30, 2010 represents approximately 78% of the total covered lives in the United States. The MCOT™ contracts also cover event, Holter and Pacemaker service pricing. In addition, as of June 30, 2010 there were approximately 165 contracts with commercial payors that pertained only to event, Holter and Pacemaker service pricing, and did not cover MCOT™. The majority of the remaining covered lives are insured by a small number of large commercial insurance companies that deemed MCOT™ to be experimental in nature and do not currently reimburse us for services provided to their beneficiaries.

Medical Industry Trends

Based on recent business journal articles, several trends have emerged in the medical services industry during the first half of 2010. Physicians, clinics and hospitals have experienced a lower level of patient visits, and performed fewer elective procedures. The downward trend in census is being attributed to weak economic conditions, as well as changes in insurance coverage. Patients are delaying doctor visits and deferring elective medical treatments that are not perceived to be critical to patients’ immediate health.  In addition to other factors, we believe this overall economic trend had impacted our volume, leading to two consecutive quarters of modest sequential volume declines.

Restructuring Activities

During the first quarter of 2010, the Company undertook an initiative to streamline its sales and service organizations and reduce support costs Company-wide. It also initiated plans to close its event monitoring facility in Georgia and consolidate it with the Company’s monitoring facilities in Pennsylvania and Minnesota. The Company believes that it can realize cost efficiencies by undertaking these initiatives. The total cost of the restructuring plan is expected to be approximately $3.6 million, of which $2.6 million has been incurred to date. The plan is expected to be substantially complete by the end of the third quarter of 2010.

Results of Operations

Three Months Ended June 30, 2010 and 2009

Revenues.    Total revenues for the three months ended June 30, 2010 decreased to $31.9 million from $38.3 million for the three months ended June 30, 2009, a decrease of $6.4 million, or 16.5%. MCOT™ revenue declined $9.8 million due to a decrease in MCOT™ reimbursement rates, partially offset by an increase in volume of 12% totaling $4.3 million. Additionally, there was a decrease in event, Holter and other revenue of $0.8 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Gross Profit.    Gross profit decreased to $20.1 million for the three months ended June 30, 2010 from $26.3 million for the three months ended June 30, 2009. The decrease of $6.2 million was due to a decrease in revenue related to lower reimbursement rates totaling $9.8 million, offset slightly by the favorable impact of $2.8 million from higher sales volume and $0.8 million of lower cost of sales resulting from our Company-wide cost reduction initiatives for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Gross profit as a percentage of revenue declined to 62.9% for the three months ended June 30, 2010 compared to 68.7% for the three months ended June 30, 2009.

General and Administrative Expense.    General and administrative expense was $8.5 million for the three months ended June 30, 2010 compared to $9.5 million for the three months ended June 30, 2009. The decrease of $1.0 million, or 10.1%, was due to our restructuring efforts resulting in a decrease in stock based compensation expense of $0.9 million, payroll costs of $0.6 million and $0.5 million of professional fees. This was partially offset by an increase in volume related expenses, as well as recruiting charges totaling $1.0 million. As a percent of total revenues, general and administrative expense was 26.8% for the three months ended June 30, 2010 compared to 24.8% for the three months ended June 30, 2009.

Bad Debt Expense.    Bad debt expense was $4.5 million for the three months ended June 30, 2010 compared to $4.6 million for the three months ended June 30, 2009. Cash collections were $3.2 million higher for the three months ended June 30, 2010 compared to same period in 2009. The bad debt expense we recorded for the three months ended June 30, 2010 was based upon an evaluation of our historical collection experience of accounts receivable, by age, for our various payor classes. The Company expects to continue to realize an improved rate of collections as we more effectively manage our billing and collection function, and continue to improve our billing and collection processes.

Sales and Marketing Expense.    Sales and marketing expense was $6.9 million for the three months ended June 30, 2010 compared to $8.4 million for the three months ended June 30, 2009. The decrease of $1.5 million, or 18.5%, was due to lower payroll, travel and stock based compensation costs primarily resulting from Company-wide cost reduction efforts in 2010. As a percent of total revenues, sales and marketing expense was 21.5% for the three months ended June 30, 2010 compared to 22.1% for the three months ended June 30, 2009.

Research and Development Expense.    Research and development expense was $1.2 million for the three months ended June 30, 2010 compared to $1.8 million for the three months ended June 30, 2009. The decrease of $0.6 million, or 30.4%, was largely due to the reduction of consulting expenses of $0.4 million. As a percent of total revenues, research and development expense was 3.9% for the three months ended June 30, 2010 compared to 4.6% for the three months ended June 30, 2009.

Integration, Restructuring and Other Charges.    The Company incurred restructuring costs of $0.9 million and other charges of $0.2 million for the three months ended June 30, 2010. The restructuring costs included $0.6 million of severance and employee related costs and $0.3 million of other charges related to the 2010 restructuring plan. The 2010 restructuring plan included the consolidation of the Company’s sales and service organizations, the closure of the Company’s event monitoring facility in Georgia and consolidation with its monitoring facilities in Pennsylvania and Minnesota, and an overall reduction of administrative costs Company-wide. Integration, restructuring and other charges were 3.5% of total revenues for the three months ended June 30, 2010. The other charges related to legal costs and other miscellaneous items.

The Company incurred a benefit of $0.2 million for the three months ended June 30, 2009 due to an insurance payment received related to the fire that occurred at our Conshohocken facility in August 2008.

Income Taxes.    The Company received no tax benefit for the three months ended June 30, 2010, compared to a tax expense of $0.6 million for the three months ended June 30, 2009. The effective tax rate for the three months ended June 30, 2010 was 0.0%, compared to 27.2% for the three months ended June 30, 2009.

Net Income.    The Company incurred a net loss of $2.1 million for the three months ended June 30, 2010 compared to net income of $1.6 million for the three months ended June 30, 2009.

Six Months Ended June 30, 2010 and 2009

Revenues.    Total revenues for the six months ended June 30, 2010 decreased to $63.8 million from $74.0 million for the six months ended June 30, 2009, a decrease of $10.2 million, or 13.8%. MCOT™ revenue decreased $8.8 million due to a decrease in MCOT™ reimbursement rates totaling $20.2 million, offset by an increase in volume of 17%, or $10.0 million. Additionally, there was a decrease in event, Holter and other revenue of $1.4 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Gross Profit.    Gross profit decreased to $40.2 million for the six months ended June 30, 2010 from $50.2 million for the six months ended June 30, 2009. The decrease of $10.0 million was due to a decrease in revenue related to lower reimbursement rates totaling $20.2 million, offset slightly by the favorable impact of $8.6 million from higher sales volume and $1.6 million of lower cost of sales resulting from our Company-wide cost initiatives for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Gross profit as a percentage of revenue declined to 63.0% for the six months ended June 30, 2010 compared to 67.8% for the six months ended June 30, 2009.

General and Administrative Expense.    General and administrative expense was $18.2 million for the six months ended June 30, 2010 compared to $20.0 million for the six months ended June 30, 2009. The decrease of $1.8 million, or 8.9%, was due to our cost reduction efforts resulting in a decrease in stock compensation expense of $1.5 million, professional fees of $0.6 million, payroll costs of $0.4 million, and other costs of $0.4 million. The decrease was offset by an increase in consulting costs of $0.6 million and depreciation expense of $0.5 million. As a percent of total revenues, general and administrative expense was 28.6% for the six months ended June 30, 2010 compared to 27.1% for the six months ended June 30, 2009.

Bad Debt Expense.    Bad debt expense was $9.1 million for the six months ended June 30, 2010 compared to $8.4 million for the six months ended June 30, 2009. The bad debt expense recorded for the six months ended June 30, 2010 was based upon an evaluation of our historical collection experience of accounts receivable, by age, for our various payor classes. Cash collections for the six months ended June 30, 2010 were $8.6 million higher than the same period in 2009. The Company expects to continue to realize improved rate of collections as we more effectively manage our billing and collection function, and continue to improve our billing and collection processes.

Sales and Marketing Expense.    Sales and marketing expense was $14.9 million for the six months ended June 30, 2010 compared to $16.0 million for the six months ended June 30, 2009. The decrease of $1.1 million, or 7.0% was due to lower payroll, travel and stock based compensation costs primarily resulting from Company-wide cost reduction efforts in 2010. As a percent of total revenues, sales and marketing expense was 23.3% for the six months ended June 30, 2010 compared to 21.6% for the six months ended June 30, 2009.

Research and Development Expense.    Research and development expense was $2.5 million for the six months ended June 30, 2010 compared to $3.0 million for the six months ended June 30, 2009. The decrease of $0.5 million, or 17.1%, was largely due to lower consulting costs. As a percent of total revenues, research and development expense was 3.9% for the six months ended June 30, 2010 compared to 4.0% for the six months ended June 30, 2009.

Integration, Restructuring and Other Charges.    The Company incurred restructuring costs of $2.6 million and other charges of $0.5 million for the six months ended June 30, 2010. The restructuring costs included $2.0 million of severance and employee related costs and $0.6 million of other charges related to the 2010 restructuring plan. The 2010 restructuring plan included the consolidation of the Company’s sales and service organizations, the closure of the Company’s event monitoring facility in Georgia and consolidation with its monitoring facilities in Pennsylvania and Minnesota, and an overall reduction of administrative costs company-wide. Integration, restructuring and other charges were 4.8% of total revenues for the six months ended June 30, 2010. The other charges related to legal costs and other miscellaneous items.

The Company incurred severance charges related to executive employee terminations of $2.0 million for the six months ended June 30, 2009.

Net Income.    The Company incurred a net loss of $7.6 million for the six months ended June 30, 2010 compared to net income of $0.1 million for the six months ended June 30, 2009.

Liquidity and Capital Resources

The Company’s Annual Report on Form 10-K for the year ended December 31, 2009 includes a detailed discussion of our liquidity, contractual obligations and commitments. The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

As of June 30, 2010, our principal source of liquidity was cash and cash equivalents of $24.0 million, available-for-sale investments of $26.2 million and net accounts receivable of $34.2 million. The Company has no short or long-term debt and does not anticipate needing to secure financing from external sources for cash to operate the business. The Company had working capital of $74.2 million as of June 30, 2010. We believe that our existing cash and cash equivalent balances will be sufficient to meet our anticipated cash requirements for the foreseeable future.

The Company generated $2.7 million of cash from operations for the six months ended June 30, 2010. Cash was generated by favorable cash collections related to the Company’s accounts receivables. The net loss and net working capital requirements were offset by non-cash items related to deprecation and stock compensation expense. The Company’s ongoing operations during the six month period resulted in a $7.6 million net loss, and net working capital cash flow requirements of $2.1 million. The Company’s working capital requirements were driven primarily by the prepayment of certain licenses and insurances costs that routinely occur in the first half of the fiscal year, and the repayment of certain payor overpayments that were recorded in accounts payable.

The Company used $2.7 million for the investment in medical devices for use in its ongoing operations for the six months ended June 30, 2010. In addition, the Company used $26.3 million for the purchase of available-for-sale securities during the second quarter of 2010. The available-for-sale investments are not required for its ongoing operations, and the Company believes that the investments can be converted to cash in a short period of time, if needed.

If the Company determines that it needs to raise additional capital, such capital may not be available on reasonable terms, or at all. If the Company raises additional funds by issuing equity securities, its existing stockholders’ ownership will be diluted. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict the ability to operate its business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our cash and cash equivalents as of June 30, 2010 were $24.0 million and consisted primarily of cash and money market funds with maturities of less than 90 days. The Company also has $26.2 million of available-for-sale securities with maturities of less than one year. The Company believes that these securities can be converted to cash in a short period of time, if needed. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while, at the same time, maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, our investment policy allows us to maintain a portfolio of cash equivalents and short term investments in a variety of securities including money market funds and corporate debt securities. Due to the short term nature of our investments, we believe we have no material exposure to interest rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure information required to be disclosed in Company reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ending June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings.

On March 5, 2010, West Palm Beach Police Pension Fund filed a putative class action complaint in California Superior Court, San Diego County asserting claims for violations of Sections 11, 12 and 15 of the Securities Act of 1933, as amended, against CardioNet, nine current and former officers and directors of CardioNet and six underwriters of CardioNet’s intial public offering (IPO) consummated March 25, 2008 and/or Secondary Offering on August 6, 2008 (together with the IPO, the “Offerings”). The complaint filed March 5, 2010 also asserted claims for alleged violations of Sections 25401 and 25501 of the California Corporations Code against defendants James M. Sweeney and Fred Middleton. The plaintiff seeks to bring claims on behalf of all those who purchased or otherwise acquired the common stock of CardioNet pursuant and/or traceable to the Company’s IPO and/or Secondary Offering. On March 10, 2010, plaintiff filed an Amended Complaint that deleted the claims for violations of the California Corporations Code.  The claims are based on purported misrepresentations and omissions in the Registration Statements for the Offerings relating to alleged business decisions made by CardioNet that were supposedly not disclosed to investors and alleged misstatements concerning CardioNet’s business.  On April 5, 2010, all defendants removed the case to the Southern District of California, where it is pending at docket no. 10-cv-00711-L-NLS.  On April 7, 2010, defendants filed a Motion to Transfer the case to the Eastern District of Pennsylvania, which Motion to Transfer is noticed for hearing on June 28, 2010.  On April 23, 2010, the plaintiff moved to remand the case to state court. On May 19, 2010, the court ordered that defendants’ response to the complaint will be due 21 days after the order on the Motion to Remand. On May 28, 2010, defendants filed their opposition to the Motion to Remand, and plaintiff filed its opposition to the Motion to Transfer. On June 14, 2010, plaintiff filed its reply in support of the Motion to Remand, and on June 18, 2010, defendants’ reply in support of the Motion to Transfer was filed. On June 21, 2010, the court found the motions suitable for disposition on the written motions submitted by the parties without oral argument. The Company believes that the claims are without merit and intends to defend the litigation vigorously.

Commencing on August 26, 2009, two putative class actions were filed in the United States District Court for the Eastern District of Pennsylvania naming CardioNet, Randy Thurman and Martin P. Galvan as defendants and alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended.  The complaints purport to bring claims on behalf of a class of persons who purchased the Company’s common stock between April 30, 2009 and June 30, 2009 and between April 30, 2009 and July 10, 2009.  The complaints allege that the defendants issued various materially false and misleading statements relating to the Company’s projected performance that had the effect of artificially inflating the market price of its securities.  The complaints further allege that the alleged misstatements were revealed to the public on June 30, 2009 and July 10, 2009 when the Company made certain announcements regarding potential lower pricing for commercial and Medicare reimbursement rates.  These actions were consolidated on September 9, 2009 under docket number 09-3894.  On October 26, 2009, two competing motions were filed for appointment of lead plaintiffs and lead counsel pursuant to the requirements of the Private Securities Litigation Reform Act of 1995.   On December 22, 2009, the Court appointed lead plaintiff, but denied its request for appointment of lead counsel and require lead plaintiff to file an amended motion for approval of its selection of class counsel. Lead plaintiff filed their amended motion for appointment of lead counsel on January 15, 2010, which was granted on February 3, 2010. Lead plaintiff filed a consolidated class action complaint on February 19, 2010 and the defendants filed a motion to dismiss on March 26, 2010. Lead plaintiff filed its opposition to the motion to dismiss on April 30, 2010. On May 13, 2010, defendants moved for leave to file a reply brief, which motion was granted and the reply brief was filed May 20, 2010. The Company believes the claims are without merit and intends to defend the litigation vigorously.

On April 2, 2009 CardioNet entered into a Merger Agreement to acquire (“Biotel”) Inc. for $14.0 million. On July 14, 2009, CardioNet exercised its contractual right to terminate the Merger Agreement due to Biotel’s breach of certain covenants in the agreement. On or about July 16, 2009, Biotel subsequently commenced litigation against CardioNet in Minnesota District Count in Hennepin County, Fourth Judicial District, alleging that CardioNet had breached and improperly terminated the Merger Agreement. CardioNet removed the action to the United States District Court for the District of Minnesota on the basis of diversity jurisdiction, and Biotel did not seek to remand the action. Biotel is seeking specific performance and damages in an amount in excess of $10.0 million. CardioNet has counterclaimed under the terms of the Merger Agreement for its termination fee and associated expenses; the current amount of that counterclaim is $1.4 million. Discovery has been concluded and the case has been set for a two-week trial starting November 8, 2010. Biotel has brought a motion for partial summary judgment directed to certain CardioNet defenses and the counterclaim; the Court has held a hearing on that motion and has taken the motion under advisement. The Company has defended, and continues to defend, its position vigorously and continues to prosecute its counterclaim.

Item 1A.  Risk Factors.

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as well as the information contained in this Quarterly Report and our other reports and registration statements filed with the SEC.  Material changes from the risk factors previously disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010  are discussed below.

Economic conditions may materially and adversely affect our investment portfolio.

We have invested our excess cash in money market funds and corporate debt securities issued by banks and corporations. The interest paid on these types of investments and the value of certain securities may decline due to general market conditions, such as the recent volatility in credit markets and the national and global financial crisis. If there is continued and expanded disruption in the credit markets, our investment portfolio could be adversely affected. There is no assurance that the financial or credit markets will improve in the near term, or that the national and worldwide economic conditions will not worsen.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Removed and Reserved

Item 5. Other Information

Not applicable.

Item 6.  Exhibits.

EXHIBIT INDEX

Exhibit Number

10.1	Employment Agreement, dated June 15, 2010, between the Registrant and Joseph H. Capper (Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2010).
10.2	Letter Agreement, dated July 22, 2010, between the Registrant and Randy H. Thurman.*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

CardioNet, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIONET, INC.

Date: August 2, 2010	By:	/s/ Heather C. Getz
Heather C. Getz, CPA
Chief Financial Officer
(Principal Financial Officer and authorized officer of the Registrant)