Form 10-K/A
period 2009-12-31
CARDIONET INC
filed 2010-09-23
CIK 1113784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

(610) 729-7000

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $281,484,749 based on the closing sale price at which the common stock was last sold on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter.

As of September 20, 2010, 24,132,512 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s definitive Proxy Statement for the 2010 annual meeting of stockholders is incorporated by reference into Part III of this Form 10-K.

Explanatory Note

We originally filed our Form 10-K for the year ended December 31, 2009 on February 23, 2010 (the “2009 10-K”).  We are filing this Amendment No. 1 to the 2009 10-K (this “Amendment”) solely for the purpose of filing a revised consent of our Ernst & Young LLP, our independent registered public accounting firm, to include the conformed signature of such firm, which, though we had received it from such firm at the time of the original filing, was inadvertently omitted in the original filing.

No other changes to our 2009 10-K are affected by this filing other than certifications of our principal executive officer and principal financial officer, which are being filed with this Amendment.

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

(b)                                 See Item 15(a)(3) above.

(c)                                  See Item 15(a)(2) above.

SCHEDULE II

	Beginning Balance	Additions Charged To Expense	Additional Reserve From PDSHeart Acquisition	Deductions From Reserve	Ending Balance
Allowance for Doubtful Accounts
Year ended December 31, 2009	14,426	19,982	—	(12,012)	22,396
Year ended December 31, 2008	7,909	13,253	—	(6,736)	14,426
Year ended December 31, 2007	6,263	8,077	2,500	(8,931)	7,909

EXHIBIT INDEX

Exhibit Number	Description

3.1%	Amended and Restated Certificate of Incorporation (Incorporated by reference to the Registrant’s registration statement on Form S-1 and amendments thereto (File No. 33-145547)).

3.2%	Amended and Restated Bylaws (Incorporated by reference to the Registrant’s registration statement on Form S-1 and amendments thereto (File No. 33-145547)).

4.2%	Form of Common Stock Certificate (Incorporated by reference to the Registrant’s registration statement on Form S-1 and amendments thereto (File No. 33-145547)).

4.2%	Warrant issued by Registrant on August 9, 2000 to Silicon Valley Bank (Incorporated by reference to the Registrant’s registration statement on Form S-1 and amendments thereto (File No. 33-145547)).

10.1%	Form of Indemnity Agreement (Incorporated by reference to the Registrant’s registration statement on Form S-1 and amendments thereto (File No. 33-145547)).

10.2(1)%	2003 Equity Incentive Plan and Form of Stock Option Agreement thereunder (Incorporated by reference to the Registrant’s registration statement on Form S-1 and amendments thereto (File No. 33-145547)).

10.3(1)%	2008 Equity Incentive Plan and Form of Stock Option Agreement thereunder (Incorporated by reference to the Registrant’s registration statement on Form S-1 and amendments thereto (File No. 33-145547)).

10.4(1)%	2008 Equity Incentive Plan and Form of Stock Option Agreement thereunder (Incorporated by reference to the Registrant’s registration statement on Form S-1 and amendments thereto (File No. 33-145547)).

10.5(1)%

2008 Non-Employee Directors’ Stock Option Plan and Form of Stock Option Agreement thereunder (Incorporated by reference to the Registrant’s registration statement on Form S-1 and amendments thereto (File No. 33-145547)).

10.6(1)%

2008 Employee Stock Purchase Plan and Form of Offering Document thereunder (Incorporated by reference to the Registrant’s registration statement on Form S-1 and amendments thereto (File No. 33-145547)).

10.7(1)%

Forms of Employee Innovations and Proprietary Rights Assignment Agreement (Incorporated by reference to the Registrant’s registration statement on Form S-1 and amendments thereto (File No. 33-145547)).

10.8%

Second Amended and Restated Investors Rights Agreement dated March 18, 2004 among the Registrant and certain of its stockholders, as amended on March 8, 2007 (Incorporated by reference to the Registrant’s registration statement on Form S-1 and amendments thereto (File No. 33-145547)).

10.9%

Registration Rights Agreement dated March 8, 2007 among the Registrant and certain of its stockholders (Incorporated by reference to the Registrant’s registration statement on Form S-1 and amendments thereto (File No. 33-145547)).

10.10%

Office Lease dated February 6, 2004 between the Registrant and Executive One Associates, as amended (Incorporated by reference to the Registrant’s registration statement on Form S-1 and amendments thereto (File No. 33-145547)).

10.11%

Office Space Lease dated May 30, 2003 between the Registrant and Washington Street Associates II, L.P., as amended (Incorporated by reference to the Registrant’s registration statement on Form S-1 and amendments thereto (File No. 33-145547)).

10.12%

Lease Agreement dated September 21, 2006 between the Registrant’s wholly-owned subsidiary, PDSHeart, Inc. and HI/OCC, Inc (Incorporated by reference to the Registrant’s registration statement on Form S-1 and amendments thereto (File No. 33-145547)).

10.13%

Lease Agreement dated November 14, 2001 between the Registrant’s indirect wholly-owned subsidiary, Physician Diagnostic Services, LLC, and Navarro Lowrey, L.P.—Centrepark Plaza I Partners Series, as amended (Incorporated by reference to the Registrant’s registration statement on Form S-1 and amendments thereto (File No. 33-145547)).

10.14%

Lease Agreement dated November 18, 2002 between the Registrant’s indirect wholly-owned subsidiary, Physician Diagnostic Services, LLC, and Navarro Lowrey, L.P.—Centrepark Plaza I Partners Series, as amended (Incorporated by reference to the Registrant’s registration statement on Form S-1 and amendments thereto (File No. 33-145547)).

10.15%

Standard Commercial Lease Agreement dated April 13, 2002 among the Registrant’s wholly-owned subsidiary, PDSHeart, Inc., Travis Collins, David Wiedman and La Vista Associates, Inc., as amended (Incorporated by reference to the Registrant’s registration statement on Form S-1 and amendments thereto (File No. 33-145547)).

Exhibit Number	Description

10.16†%

Communications Voice and Data Services Provider Agreement dated May 12, 2003 between the Registrant and nPhase, Incorporated, as amended (Incorporated by reference to the Registrant’s registration statement on Form S-1 and amendments thereto (File No. 33-145547)).

10.17†%

Amendment No. 6 dated June 26, 2008 to Communications Voice and Data Services Provider Agreement dated May 12, 2003 between the Company and nPhase, Incorporated, as amended (Incorporated by reference to the Registrant’s registration statement on Form S-1 and amendments thereto (File No. 33-145547)).

10.18†%

Purchase Agreement dated September 14, 2001 between the Registrant and Varian, Inc. (a wholly-owned subsidiary of Jabil Circuit, Inc.) (Incorporated by reference to the Registrant’s registration statement on Form S-1 and amendments thereto (File No. 33-145547)).

10.19†%

Consignment Inventory Agreement dated September 13, 2004 between the Registrant and Varian, Inc. (a wholly-owned subsidiary of Jabil Circuit, Inc.) (Incorporated by reference to the Registrant’s registration statement on Form S-1 and amendments thereto (File No. 33-145547)).

10.20%

Form of Letter Agreement between the Company and the stockholders selling shares of the Registrant’s common stock in the initial public offering (Incorporated by reference to the Registrant’s registration statement on Form S-1 and amendments thereto (File No. 33-145547)).

10.21%

Indemnification Agreement between the Company and Randy H. Thurman, relating to service on the Board of Directors, effective July 11, 2008 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed November 7, 2008).

10.22%

Indemnification Agreement of Ronald A. Ahrens, relating to service on the Board of Directors, effective August 19, 2008 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed November 7, 2008).

10.23%

Indemnification Agreement of Kirk E. Gorman, relating to service on the Board of Directors, effective August 19, 2008 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q filed November 7, 2008).

10.24(1)%	Letter Agreement, between the Registrant and Randy H. Thurman, dated July 7, 2008 (Incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K filed July 11, 2008).

10.25(1)%	Separation Agreement between the Registrant and James M. Sweeney, dated July 14, 2008 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed July 18, 2008).

10.26(1)%	CardioNet, Inc. Management Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed October 28, 2008).

10.27(1)%	CardioNet, Inc. Long Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed October 28, 2008).

10.28(1)%	Release and Waiver of Claims, dated January 25, 2009, by Arie Cohen. (Incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K filed January 28, 2009).

10.29(1)%	Compensation Program for Non-Employee Directors. (Incorporated by reference to Exhibit 99.5 to the Registrant’s Form 8-K filed January 28, 2009).

10.30%

Building Lease Agreement dated September 30, 2009, between the Registrant and EastGroup Properties, L.P. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed November 6, 2009).

10.31(1)%	Employment Agreement, dated as of November 14, 2008, by and between the Registrant and Martin P. Galvan. (Incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-K filed March 3, 2009).

10.32(1)%	Employment Agreement, dated as of November 14, 2008, by and between the Registrant and John F. Imperato. (Incorporated by reference to Exhibit 10.37 to the Registrant’s Form 10-K filed March 3, 2009).

10.33(1)%	Employment Agreement, dated as of November 14, 2008, by and among the Registrant and Manny S. Gerolamo. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed January 13, 2009).

10.34(1)%	Employment Agreement, dated as of November 14, 2008, by and among the Registrant and Arie Cohen. (Incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K filed January 28, 2009).

10.35(1)%	Employment Agreement, dated as of October 19, 2009, by and among the Registrant and Anna McNamara.

10.36(1)%	Employment Agreement, dated as of January 28, 2010, by and among the Registrant and Heather Getz.

10.37(1)%	Indemnity Agreement, dated as of May 8, 2009, by and between the Registrant and Rebecca W. Rimel.

10.38(1)%	Employment Agreement, dated as of February 24, 2009, by and among the Registrant and Randy Thurman. (Incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K filed February 27, 2009.)

Exhibit Number	Description

10.39(1)%	Letter Agreement, dated as of January 28, 2009, between the Registrant and Randy H. Thurman. (Incorporated by reference to Exhibit 99.4 to the Registrant’s Form 8-K filed January 28, 2009.)

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.

32%	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Filed with this Amendment No. 1 to Form 10-K.

%                                     Previously filed.

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

Date: September 23, 2010	CardioNet, Inc.

	By	/S/ JOSEPH H. CAPPER
Joseph H. Capper
President and Chief Executive Officer