Form 10-Q
period 2010-09-30
CARDIONET INC
filed 2010-11-09
CIK 1113784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 1, 2010, 24,229,546 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

CARDIONET, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2010

FORWARD-LOOKING STATEMENTS

This document includes certain forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995 regarding, among other things, our growth prospects, the prospects for our products and our confidence in the Company’s future. These statements may be identified by words such as “expect,” “anticipate,” “estimate,” “intend,” “plan,” “believe,” “promises” and other words and terms of similar meaning. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including important factors that could delay, divert, or change any of them, and could cause actual outcomes and results to differ materially from current expectations. These factors include, among other things, the national rate set by the Centers for Medicare and Medicaid Services (“CMS”) for our mobile cardiovascular telemetry service, effectiveness of our cost savings initiatives, changes to insurance coverage and reimbursement levels for our products, the success of our sales and marketing initiatives, our ability to attract and retain talented executive management and sales personnel, our ability to identify acquisition candidates, acquire them on attractive terms and integrate their operations into our business, the commercialization of new products, market factors, internal research and development initiatives, partnered research and development initiatives, competitive product development, changes in governmental regulations and legislation, the continued consolidation of payors, acceptance of our new products and services and patent protection and litigation. For further details and a discussion of these and other risks and uncertainties, please see our public filings with the Securities and Exchange Commission, including our latest periodic reports on Form 10-K and 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CARDIONET, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	September 30, 2010	December 31, 2009

Assets
Current assets:
Cash and cash equivalents	$10,631	$49,152
Short-term available-for-sale-investments	32,247	—
Accounts receivable, net of allowance for doubtful accounts of $12,697 and $22,396, at September 30, 2010 and December 31, 2009, respectively	38,066	40,885
Prepaid expenses and other current assets	3,603	2,818

Total current assets	84,547	92,855

Property and equipment, net	22,693	28,243
Intangible assets, net	629	939
Goodwill	45,999	45,999
Other assets	480	286

Total assets	$154,348	$168,322

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,436	$7,160
Accrued liabilities	8,416	9,919
Deferred revenue	383	393

Total current liabilities	14,235	17,472

Deferred rent	1,263	1,497

Total liabilities	15,498	18,969

Stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 24,245,305 and 23,965,405 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	24	24
Paid-in capital	246,842	242,320
Accumulated other comprehensive income	18	—
Accumulated deficit	(108,034)	(92,991)

Total stockholders’ equity	138,850	149,353

Total liabilities and stockholders’ equity	$154,348	$168,322

See accompanying notes.

CARDIONET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Net patient service revenues	$27,486	$33,300	$91,241	$106,954
Other revenues	—	40	—	370

Total revenues	27,486	33,340	91,241	107,324

Cost of revenues	11,938	11,829	35,522	35,661

Gross profit	15,548	21,511	55,719	71,663
Operating expenses:
General and administrative	8,717	9,738	26,942	29,754
Sales and marketing	7,305	9,562	22,178	25,548
Bad debt expense	4,934	5,642	14,058	14,086
Research and development	1,237	1,325	3,710	4,310
Integration, restructuring and other charges	859	1,150	3,932	3,109

Total expenses	23,052	27,417	70,820	76,807

Loss from operations	(7,504)	(5,906)	(15,101)	(5,144)
Other income, net	34	10	58	168

Loss before income taxes	(7,470)	(5,896)	(15,043)	(4,976)
Income tax benefit	—	474	—	395

Net loss	(7,470)	(5,422)	(15,043)	(4,581)

Net loss per common share:
Basic	$(0.31)	$(0.23)	$(0.63)	$(0.19)
Diluted	$(0.31)	$(0.23)	$(0.63)	$(0.19)

Weighted average number of common shares outstanding:
Basic	24,161,904	23,813,040	24,061,194	23,741,785
Diluted	24,161,904	23,813,040	24,061,194	23,741,785

See accompanying notes.

CARDIONET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2010	2009
Operating activities
Net loss	$(15,043)	$(4,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,789	7,240
Amortization of intangibles	310	669
Amortization of investment premium	255	—
Loss on disposal of property and equipment	433	184
(Decrease) increase in deferred rent	(234)	598
Provision for doubtful accounts	14,058	14,086
Stock-based compensation	3,058	5,458
Changes in operating assets and liabilities:
Accounts receivable	(11,239)	(24,048)
Prepaid expenses and other current assets	(785)	(300)
Other assets	(194)	153
Accounts payable	(1,724)	2,520
Accrued and other liabilities	(1,513)	(3,756)

Net cash used in operating activities	(3,829)	(1,777)

Investing activities
Purchases of property and equipment	(3,672)	(16,527)
Purchases of short-term available-for-sale investments	(34,684)	—
Sale or maturity of short-term available-for-sale investments	2,200	—

Net cash used in investing activities	(36,156)	(16,527)

Financing activities
Proceeds from the exercise of employee stock options and employee stock purchase plan contributions	1,464	3,078
Repayment of debt	—	(72)

Net cash provided by financing activities	1,464	3,006

Net decrease in cash and cash equivalents	(38,521)	(15,298)
Cash and cash equivalents — beginning of period	49,152	58,171

Cash and cash equivalents — end of period	$10,631	$42,873

Supplemental disclosure of cash flow information
Cash paid for interest	$3	$10
Cash paid for taxes	$675	$6,130

See accompanying notes.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

1.     Summary of Significant Accounting Policies

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows.  In the opinion of management, these consolidated financial statements reflect all adjustments which are of normal recurring nature and necessary for a fair presentation of CardioNet, Inc.’s (the “Company” or “CardioNet”) financial position as of September 30, 2010 and December 31, 2009, the results of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009.  The financial data and other information disclosed in these notes to the financial statements related to the three and nine months ended are unaudited. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for any future period.

Net Loss

The Company computes net loss per share in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 260, Earnings Per Share.  The following summarizes the potential outstanding common stock of the Company at September 30, 2010 and 2009:

	September 30, 2010	September 30, 2009
Common stock options and restricted stock units outstanding	2,007,414	2,137,613
Common stock options and restricted stock units available for grant	1,767,896	631,933
Common stock held by certain employees and unvested	—	13,177
Common stock	24,245,305	23,867,765

Total	28,020,615	26,650,488

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including stock options, warrants and convertible preferred stock, as applicable.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except share and per share amounts)
Numerator:
Net loss applicable to common stockholders	$(7,470)	$(5,422)	$(15,043)	$(4,581)
Denominator:
Weighted average shares used in computing diluted net loss per share	24,161,904	23,813,040	24,061,194	23,741,785
Basic net loss per share	$(0.31)	$(0.23)	$(0.63)	$(0.19)
Diluted net loss per share	$(0.31)	$(0.23)	$(0.63)	$(0.19)

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

If the outstanding vested options or restricted stock units were exercised or converted into common stock, the result would be anti-dilutive for the three and nine months ended September 30, 2010 and 2009. Accordingly, basic and diluted net loss attributable to common stockholders per share are identical for the three and nine months ended September 30, 2010 and 2009 and are presented in the consolidated statements of operations.

Comprehensive Loss

Comprehensive loss consists of net loss and all changes in stockholders’ equity from non-stockholder sources. The following summarizes the components of the Company’s comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net loss	$(7,470)	$(5,422)	$(15,043)	$(4,581)
Other comprehensive income:
Unrealized gain on securities	37	—	18	—
Total comprehensive loss	(7,433)	(5,422)	(15,025)	(4,581)

Cash and Cash Equivalents

Cash and cash equivalents are held in U.S. financial institutions or in custodial accounts with U.S. financial institutions. Cash equivalents are defined as liquid investments and money market funds with maturity from date of purchase of 90 days or less that are readily convertible into cash and have insignificant interest rate risk.

Available-for-Sale Investments

Marketable securities that do not meet the definition of cash and cash equivalents are classified as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices and observable inputs, with unrealized gains and losses, reported as a separate component of stockholders’ equity. We classify securities as current or non-current assets on the consolidated balance sheet based on maturity dates. The amortized cost of debt securities is adjusted for amortization of premiums and accretions of discounts to maturity. Amortization of debt premiums and accretion of debt discounts are recorded in other income and expense. Realized gains and losses, and declines in value, that are considered to be other-than-temporary, are recorded in other income and expense. The cost of securities sold is based on specific identification.

Accounts Receivable

Receivables are recorded at the time revenue is recognized, net of contractual allowances. The Company makes estimates each quarter regarding the collectability of its receivables as of the balance sheet date. The estimates take into consideration the most recent information available to the Company, as well as cash collection trends and the aging of receivables. Receivables are presented on the balance sheet net of allowances for doubtful accounts. Receivables are written off when the Company believes the likelihood for collection is remote, the receivables have been fully reserved, and when the Company believes collection efforts have been fully exhausted and it does not intend to devote additional resources in attempting to collect. Prior to the third quarter of 2010, the Company performed an annual accounts receivable write-off in the fourth quarter. The Company has determined it will evaluate outstanding receivables and perform write-offs quarterly going forward, beginning in the third quarter of 2010. The Company wrote off $22,775 of receivables in the third quarter of 2010. The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts. There was no impact on the net receivables reported on the balance sheet as of September 30, 2010 or bad debt expense reported on the statement of operations for the three or nine months ended September 30, 2010 as a result of this write-off.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

Goodwill

The Company considers its business to be one reporting unit for the purpose of performing its goodwill impairment analysis. Goodwill is reviewed for impairment annually, or when events arise that could indicate that impairment exists. To determine whether impairment exists, the Company estimates the fair value of the reporting unit using an income approach, generally a discounted cash flow methodology that includes assumptions for, among other things, forecasted income, cash flow, growth rates, income tax rates, expected tax benefits and long-term discount rates, all of which require significant judgment. The Company also considers comparable market data to assist in determining the fair value of its reporting unit. There are inherent uncertainties related to these factors and the judgment applied in the analysis. The Company believes that the combination of an income and a market approach provides a reasonable basis to estimate the fair value of the reporting unit. If the estimated fair value of the reporting unit is less than its carrying value, impairment may exist and additional analysis will be undertaken to determine the amount of impairment.

The Company experienced a decline in its stock price during the nine months ended September 30, 2010. The Company considers the stock price decline to be an event that could indicate goodwill impairment has occurred. Goodwill was tested for impairment as of September 30, 2010. A discounted cash flow analysis was performed, taking into consideration revenue and profit projections based on the most recent data available to the Company. The result of the impairment test yielded an estimated fair market value of the reporting unit that was greater than the carrying value. Because the estimated fair value was in excess of the book value, the Company did not proceed to step 2 of the impairment test as described in ASC 350-20-35, Intangibles — Goodwill and Other.

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

The Company’s income before and after income taxes for the nine months ended September 30, 2010 and 2009, was reduced by $3,058 and $5,458, respectively, as a result of stock-based compensation expense incurred. The impact of stock-based compensation expense was $(0.13) and $(0.23) on both basic and diluted earnings per share for the nine months ended September 30, 2010 and 2009, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

The Company utilized the Black-Scholes valuation model for estimating the fair value of stock options granted using the following weighted average assumptions:

	Nine Months Ended September 30,
	2010	2009
Expected dividend yield	0%	0%
Expected volatility	65%	55%
Risk-free interest rate	2.37%	2.24%
Expected life	6.25 years	6.25 years

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

Based on the above assumptions, the per share weighted average fair value of the options granted under the stock option plan for the nine months ended September 30, 2010 and 2009 was $4.16 and $10.81, respectively.

The following table summarizes activity under all stock award plans from December 31, 2009 through September 30, 2010:

		Options Outstanding
	Shares		Weighted
	Available	Number	Average
	for Grant	of Shares	Exercise Price
Balance — December 31, 2009	1,132,135	1,575,645	$15.21
Additional options available for grant	1,194,094	—	$—
Granted	(10,000)	10,000	$6.43
Canceled	134,985	(134,985)	$5.17
Exercised	—	(14,347)	$2.99

Balance — March 31, 2010	2,451,214	1,436,313	$15.70

Granted	(819,663)	819,663	$7.26
Canceled	43,620	(43,620)	$14.18
Exercised	—	(90,919)	$7.09

Balance — June 30, 2010	1,675,171	2,121,437	$12.83

Granted	(70,000)	70,000	$4.66
Canceled	162,725	(162,725)	$17.67
Exercised	—	(21,298)	$7.46

Balance — September 30, 2010	1,767,896	2,007,414	$11.89

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

Additional information regarding options outstanding is as follows:

	September 30, 2010	September 30, 2009
Range of exercise prices (per option)	$0.70 -$31.18	$0.70 - $31.18
Weighted average remaining contractual life (years)	7.87	8.95

Employee Stock Purchase Plan

On March 17, 2010 and September 17, 2010, 83,659 and 77,440 shares, respectively, were purchased in accordance with the Employee Stock Purchase Plan (ESPP). Net proceeds to the Company from the issuance of shares of common stock under the ESPP for the nine months ended September 30, 2010 were $798. In January 2010, the number of shares available for grant was increased by 239,750, per the ESPP plan documents. At September 30, 2010, approximately 381,144 shares remain available for purchase under the ESPP.

New Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers. Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). Level 3 reconciliations should present separately information about purchases, sales, issuances and settlements. To date, the Company has not had any assets or liabilities that transferred in or out of fair value hierarchy levels, and as such, is not currently subject to this guidance. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliations, which is effective for fiscal years beginning after December 15, 2010. This guidance did not have an impact on the Company’s results of operations or financial position. The Company adopted this guidance effective December 31, 2009. The Company believes the enhanced Level 3 disclosures will not have an impact on the Company’s results of operations or financial position.

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

2.             Available-for-Sale Investments

We invest our excess funds in securities issued by the United States government, corporations, banks, municipalities, financial holding companies and in money market funds comprised of these same types of securities. Our cash and cash equivalents and available-for-sale investments are placed with high credit quality financial institutions. Additionally, we diversify our investment portfolio in order to maintain safety and liquidity. We do not hold mortgage-backed securities. As of September 30, 2010, all of our investments will mature within one year. These investments are recorded at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

Investments have been classified as available-for-sale investments. At September 30, 2010, available-for-sale investments are detailed as follows:

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate debt securities	$13,297	$6	$(4)	$13,299
U.S. Treasury and agency debt securities	18,932	16	—	18,948
	$32,229	$22	$(4)	$32,247

Net unrealized gains on available-for-sale investments are included as a component of stockholders’ equity and comprehensive loss until realized from a sale or other-than-temporary impairment. The Company recorded net unrealized gains for the nine months ended September 30, 2010 and 2009 of $18 and $0, respectively. Realized gains and losses from the sale of securities are determined on a specific identification basis. Purchases and sales of investments are recorded on their trade dates. Dividend and interest income are recognized when earned. Interest income for the nine months ended September 30, 2010 was $310, which was partially offset by $255 related to amortization of investment premiums.

Maturities of available-for-sale investments were as follows at September 30, 2010:

	Amortized Cost	Estimated Fair Value

Due within one year	$32,229	$32,247
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	—	—

	$32,229	$32,247

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

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

In January 2010, the FASB updated the disclosure requirements for fair value measurements. The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reason for those transfers. Additionally, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), companies should present separately information about purchases, sales, issuances and settlements. During the nine months ended September 30, 2010, no transfers were made into or out of the different category levels, nor did the Company categorize any of its investments as Level 3. We will continue to review our fair value inputs on a quarterly basis. The updated guidance is effective for the reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliations, which is effective for fiscal years beginning after December 15, 2010. The Company will provide the additional disclosures necessary beginning in the Company’s fiscal year 2010 Annual Report on Form 10-K.

The fair value of our financial assets subject to the disclosure requirements of ASC 820 was determined using the following levels of inputs at September 30, 2010:

Fair Value Measurements at September 30, 2010

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$4,999	$—	$—	$4,999
Money market funds	5,133	—	—	5,133
Corporate debt securities	—	13,798	—	13,798
U.S. Treasury and agency debt securities	18,948	—	—	18,948

	$29,080	$13,798	$—	$42,878

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

The restructuring plan involves the elimination of approximately 100 positions. The restructuring activities were substantially complete by the end of the third quarter of 2010. The Company expects the total cost of the restructuring to be approximately $4,000, all of which is expected to result in cash charges. The Company incurred restructuring expenses of $2,988 for the nine months ended September 30, 2010.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

A summary of the reserve activity related to the 2010 restructuring plan as of September 30, 2010 is as follows:

	Severance and employee related costs	Other exit activity costs	Total
Initial reserve recorded	$1,400	$262	$1,662
Payments	(466)	(262)	(728)

Balance — March 31, 2010	934	—	934

Additional reserve recorded	559	342	901
Payments	(360)	(342)	(702)

Balance — June 30, 2010	1,133	—	1,133

Additional reserve recorded	296	129	425
Payments	(704)	(129)	(833)

Balance — September 30, 2010	$725	$—	$725

Integration, restructuring and other charges for the nine months ended September 30, 2009 was $3,109, which was comprised primarily of severance expenses related to the departure of certain executive officers in the first quarter of 2009 and the 2009 restructuring plan activities that were initiated in the third quarter of 2009. The 2009 restructuring plan included the consolidation and closure of the Company’s event monitoring facility in Florida with its event monitoring facility in Georgia, the shift of the majority of the Company’s manufacturing activities to its Chester, Pennsylvania facility, and an overall reduction of support costs Company-wide.

The Company accounts for expenses associated with exit or disposal activities in accordance with ASC 420, Exit or Disposal Cost Obligations, and records the expenses in Integration, restructuring and other charges in its statement of operations, and records the related accrual in the Accrued liabilities line of its balance sheet.

Other Charges

The Company incurred other charges of $944 for the nine months ended September 30, 2010, including legal costs related to the Company’s defense of class-action and Biotel lawsuits. Additional information regarding legal proceedings can be found in Note 7.

5.              Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur. The Company reviews and updates its estimated annual effective tax rate each quarter. For the nine months ended September 30, 2010, the Company’s estimated annual effective tax rate was primarily impacted by a financial loss for the period, the benefit of which was offset by a valuation allowance. Accordingly, the Company recorded no tax expense or benefit for the nine months ended September 30, 2010. The income tax benefit totaled approximately $395 for the nine months ended September 30, 2009.

As of December 31, 2009, in accordance with ASC 740, the Company maintained a full valuation allowance against net deferred tax assets. The Company maintains a full valuation allowance for the nine months ended September 30, 2010. The Company implemented the provisions of ASC 740-10 on January 1, 2007 related to accounting for uncertainty in income taxes. There has been no material change to the amount of unrecognized tax expense or benefit reported as of September 30, 2010.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

6.     Reimbursement

A reduction in the Medicare reimbursement rate for our MCOT™ services to $754 per service, a reduction of approximately 33%, went into effect on September 1, 2009. The reduction in reimbursement rates has a direct impact in the reduction of revenue for the nine months ended September 30, 2010.

During the third quarter of 2010, the local entity responsible for Medicare carrier pricing, Highmark Medicare Services (“Highmark”), conducted a prepayment review of the Company’s Medicare claims. This review involved an evaluation of medical records and application of clinical judgment by Highmark about whether a service is covered, and is reasonable and necessary. As a result of this review, reimbursement payments to the Company were temporarily suspended in the third quarter of 2010 and caused an estimated reduction in cash collections of $7,000 to $9,000. Effective October 25, 2010, Highmark completed the prepayment review and the Company anticipates cash collections will resume for its Medicare claims in November 2010. During the period of temporary reimbursement suspension, revenue and its related accounts receivable were recognized as services were provided, consistent with the Company’s revenue recognition policy.

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

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

Commencing on August 26, 2009, two putative class actions were filed in the United States District Court for the Eastern District of Pennsylvania naming CardioNet, Randy Thurman, former Chief Executive Officer and Martin P. Galvan, former Chief Financial Officer as defendants and alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended.  The complaints purport to bring claims on behalf of a class of persons who purchased the Company’s common stock between April 30, 2009 and June 30, 2009 and between April 30, 2009 and July 10, 2009.  The complaints allege that the defendants issued various materially false and misleading statements relating to the Company’s projected performance that had the effect of artificially inflating the market price of its securities.  The complaints further allege that the alleged misstatements were revealed to the public on June 30, 2009 and July 10, 2009 when the Company made certain announcements regarding potential lower pricing for commercial and Medicare reimbursement rates.  These actions were consolidated on September 9, 2009.  On October 26, 2009, two competing motions were filed for appointment of lead plaintiffs and lead counsel pursuant to the requirements of the Private Securities Litigation Reform Act of 1995.   On December 22, 2009, the Court appointed lead plaintiff, but denied its request for appointment of lead counsel and required lead plaintiff to file an amended motion for approval of its selection of class counsel. Lead plaintiff filed its amended motion for appointment of lead counsel on January 15, 2010, which was granted on February 3, 2010. Lead plaintiff filed a consolidated class action complaint on February 19, 2010 and the defendants filed a motion to dismiss on March 26, 2010. Lead plaintiff filed its opposition to the motion to dismiss on April 30, 2010. On May 13, 2010, defendants moved for leave to file a reply brief, which motion was granted and the reply brief was filed May 20, 2010. On August 10, 2010, the Court issued an opinion dismissing the consolidated class action complaint. Plaintiffs have not appealed that decision which became final on September 9, 2010.

On April 2, 2009 CardioNet entered into a Merger Agreement to acquire (“Biotel”) Inc. for $14,000. On July 14, 2009, CardioNet exercised its contractual right to terminate the Merger Agreement due to Biotel’s breach of certain covenants in the agreement. On or about July 16, 2009, Biotel subsequently commenced litigation against CardioNet in Minnesota District Count in Hennepin County, Fourth Judicial District, alleging that CardioNet had breached and improperly terminated the Merger Agreement. CardioNet removed the action to the United States District Court for the District of Minnesota on the basis of diversity jurisdiction, and Biotel did not seek to remand the action. Biotel is seeking specific performance and damages in an amount in excess of $10,000. CardioNet has counterclaimed under the terms of the Merger Agreement for its termination fee and associated expenses; the current amount of that counterclaim is $1,400. Discovery has been concluded and the case has been set for a two-week trial starting January 11, 2011. Biotel has brought a motion for partial summary judgment directed to certain CardioNet defenses and the counterclaim; the Court has held a hearing on that motion and has taken the motion under advisement. The Company has defended, and continues to defend, its position vigorously. The 2010 Merger Agreement (as defined in Note 8 below) includes a Settlement Agreement that will resolve the CardioNet-Biotel litigation and result in a mutual release of all claims arising out of, in connection with, or related to the April 2, 2009 Merger Agreement, including the claims in the litigation, but only if the merger contemplated by the 2010 Merger Agreement is closed or if certain other conditions occur or are satisfied. The mutual release set forth in the Settlement Agreement does not go into effect unless and until the 2010 Merger Agreement is closed or the other conditions occur or are satisfied. As a part of the Settlement Agreement, the parties have agreed to move the District Court to stay the litigation. If the mutual releases in the Settlement Agreement do not go into effect, CardioNet will continue to defend its position and will continue to prosecute its counterclaim. At this time, it is not possible to determine, if the case should go forward to trial, the likelihood or amount of liability, if any, on the part of the Company with any degree of certainty. Consistent with the accounting for contingent liabilities, no accrual has been recorded in the financial statements.

8.     Subsequent Events

On November 2, 2010, CMS published The Medicare Program Final Rule establishing a national rate for the MCOT™ technology (CPT Code 93229). CMS valued the CPT code at 20.14 relative value units. Using the formula and values currently in place, the Company estimates the national rate to be approximately $800 per service, effective January 1, 2011. This is an increase of approximately 6% from the current local carrier rate of $754 per service that was previously established by Highmark. The values incorporated in the current formula will expire in December 2010. If the United States Congress (“Congress”) does not act before December 31, 2010 to continue the values, then all payments under the physician fee schedule will be reduced by approximately 25%. Historically, Congress has taken action to prevent the scheduled reduction and we anticipate Congress will do so again in December 2010. However, if Congress does not take action to postpone the rate reduction the rate will be approximately $560.

On November 5, 2010, the Company entered into a Merger Agreement (the “2010 Merger Agreement”) with Biotel Inc., a Minnesota corporation (referred to herein as “Biotel”). Upon the closing date of the transaction, which is expected to be on or around December 20, 2010, the Company will acquire all of the outstanding capital stock of Biotel for approximately $11,000, subject to adjustment for the amount of working capital of Biotel as of the closing date of the transaction. The 2010 Merger Agreement effectively terminates the Merger Agreement with Biotel that was dated April 2, 2009. The merger will provide the Company with additional development, manufacturing and testing capabilities related to its event monitor product line. In connection with entering into the 2010 Merger Agreement, the Company entered into a Settlement Agreement with Biotel, pursuant to which, among other things, the litigation between the parties will be terminated at the time of closing under the Merger Agreement.

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

The Company’s Conshohocken location has been an approved Independent Diagnostic Testing Facility (“IDTF”) by Medicare since it received 510(k) clearance for the first and second generation of its core MCOT devices in 2002. The CardioNet Monitoring Center commenced operations in Conshohocken, Pennsylvania in 2002, concurrent with its first FDA approval, and all of the Company’s MCOT arrhythmia monitoring activities are currently conducted at that location. The Company received FDA 510(k) clearance for the proprietary algorithm included in its third generation product, or C3, in October 2005. Subsequently in November 2006, the Company received FDA 510(k) clearance for its C3 system which it has incorporated as part of its monitoring solution. The Company received FDA 510(k) clearance for its next generation platform in April 2010 and expects the product launch to occur in early 2011. The Company continues to pursue innovation of new and existing medical solutions through investments in research and development.

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

After receiving the CPT code in the first quarter of 2009, the Company received pressure from several commercial payors to renegotiate reimbursement rate contracts. This pressure led to a substantial decline in our average commercial reimbursement rates in the first half of 2009. During the second half of 2009, and throughout the first half of 2010, we have seen commercial reimbursement rates stabilize. The Company experienced a decline in commercial reimbursement rates during the third quarter of 2010. During 2010 and 2009, the Company’s commercial reimbursement rates declined approximately 15% and 17%, respectively. The Company expects to experience fluctuations in its average commercial reimbursement rates due to payor mix, as well as contract negotiations for new and existing payors. Overall, we expect the average commercial reimbursement rates to remain stable or decline over time.

On July 10, 2009, Highmark announced a reduction in the Medicare reimbursement rate for our MCOT™ services to $754 per service, a reduction of approximately 33%. This new rate went into effect on September 1, 2009. The decline in reimbursement rate has had a negative impact on the Company’s revenue and operating results, and has presented significant challenges to the viability of the Company’s current business model. The Company estimates that the rate reduction caused a reduction in revenue for the four months ended December 31, 2009 and the nine months ended September 30, 2010, of approximately $6.3 million and $14.2 million, respectively. Several strategic initiatives are currently being implemented, including cost reduction initiatives, process improvement and facility consolidation in an effort to improve the Company’s operating performance given the reduced reimbursement rate.

On November 2, 2010, CMS published The Medicare Program Final Rule establishing a national rate for the MCOT™ technology (CPT Code 93229). CMS valued the CPT code at 20.14 relative value units. Using the formula and values currently in place, the Company estimates the national rate to be approximately $800 per service, effective January 1, 2011. This is an increase of approximately 6% from the current local carrier rate of $754 per service that was previously established by Highmark. The values incorporated in the current formula will expire in December 2010. If the United States Congress (“Congress”) does not act before December 31, 2010 to continue the values, then all payments under the physician fee schedule will be reduced by approximately 25%. Historically, Congress has taken action to prevent the scheduled reduction and we anticipate Congress will do so again in December 2010. However, if Congress does not take action to postpone the rate reduction the rate will be approximately $560. If no action is taken by Congress and the reimbursement rate for the Company’s MCOT™ technology is reduced to a level lower than anticipated, the rate would have a negative impact on the Company’s results of operations.

We have successfully secured contracts with many national and regional commercial payors. As of September 30, 2010, we have 285 MCOT™ contracts with commercial payors, compared to 245 at December 31, 2009. The current estimated total of over 200 million covered lives for Medicare and commercial lives for which we had reimbursement contracts as of September 30, 2010 represents approximately 79% of the total covered lives in the United States. The MCOT™ contracts also cover event, Holter and Pacemaker service pricing. In addition, as of September 30, 2010 there were approximately 165 contracts with commercial payors that pertained only to event, Holter and Pacemaker service pricing, and did not cover MCOT™. The majority of the remaining covered lives are insured by a small number of large commercial insurance companies that deemed MCOT™ to be experimental in nature and do not currently reimburse us for services provided to their beneficiaries.

Accounts Receivable

Receivables are recorded at the time revenue is recognized, net of contractual allowances and are presented on the balance sheet net of allowance for doubtful accounts. The Company performs analyses to evaluate the net realizable value of accounts receivable as of the balance sheet date. Specifically, the Company considers historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the health care industry and third party reimbursement, it is possible that our estimates could change, which could have a material impact on our operations and cash flows.

The Company realized improvements in its billing procedures and cash collections activity during 2010 and experienced a corresponding decline in its days sales outstanding. The Company believes that it can realize additional improvement in its billing and collection processes, and has engaged a third party consultant that is a specialist with significant experience in medical claims reimbursement to assist. The first phase of the project will include a review of all outstanding receivables. The Company cannot reasonably determine as of the balance sheet date what impact, if any, this review will have on the financial statements. This review is expected to be completed in the fourth quarter of 2010. The second phase of the project, expected to be completed in the first half of 2011, will include a review and recommendation for changes, if needed, in the Company’s patient intake, billing and reimbursement practices and processes.

During the third quarter of 2010, Highmark Medical Services conducted a prepayment review of the Company’s Medicare claims. This review involved an evaluation of medical records and application of clinical judgment by Highmark about whether a service is covered, and is reasonable and necessary. As a result of this review, reimbursement payments to the Company were temporarily suspended in the third quarter of 2010 and caused an estimated reduction in cash collections of $7.0 million to $9.0 million. Effective October 25, 2010, Highmark completed the prepayment review and the Company anticipates cash collections will resume for its Medicare claims in November 2010.

The ultimate collection of accounts receivable may not be known for several months after services have been provided and billed. The Company records bad debt expense based on the aging of the receivable using historical Company-specific data. The percentages and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods and analyses, including current and historical cash collections, and bad debt write-offs. The Company will write-off receivables when the likelihood for collection is remote, the receivables have been fully reserved, and when the Company believes collection efforts have been fully exhausted and it does not intend to devote additional resources in attempting to collect. Prior to the third quarter of 2010, the Company performed an annual accounts receivable write-off in the fourth quarter. The Company has determined it will evaluate outstanding receivables and perform write-offs quarterly going forward, beginning in the third quarter of 2010. The Company wrote off $22.8 million of receivables in the third quarter of 2010. The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts. There was no impact on the net receivables reported on the balance sheet as of September 30, 2010 or bad debt expense reported on the statement of operations for the three or nine months ended September 30, 2010 as a result of this write-off.

Medical Industry Trends

Based on recent business journal articles, several trends have emerged in the medical services industry during 2010. Physicians, clinics and hospitals have experienced a lower level of patient visits, and performed fewer elective procedures. The downward trend in census is being attributed to weak economic conditions, as well as changes in insurance coverage. Patients are delaying doctor visits and deferring elective medical treatments that are not perceived to be critical to patients’ immediate health.  In addition to other factors, the Company believes this overall economic trend has impacted its volume, leading to two consecutive quarters of modest sequential volume declines.

Restructuring Activities

During the first quarter of 2010, the Company undertook an initiative to streamline its sales and service organizations and reduce support costs Company-wide. It also initiated plans to close its event monitoring facility in Georgia and consolidate it with the Company’s monitoring facilities in Pennsylvania and Minnesota. The Company believes that it can realize cost efficiencies by undertaking these initiatives. The total cost of the restructuring plan is expected to be approximately $4.0 million, of which $3.0 million has been incurred to date. The activities were substantially complete by the end of the third quarter of 2010.

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

Results of Operations

Three Months Ended September 30, 2010 and 2009

Revenues.    Total revenues for the three months ended September 30, 2010 decreased to $27.5 million from $33.3 million for the three months ended September 30, 2009, a decrease of $5.8 million, or 17.6%. MCOT™ revenue declined $5.0 million substantially due to a decrease in MCOT™ reimbursement rates. Additionally, there was a decrease in event, Holter and other revenue of $0.8 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Gross Profit.    Gross profit decreased to $15.5 million for the three months ended September 30, 2010 from $21.5 million for the three months ended September 30, 2009. The decrease of $6.0 million was due to a decrease in revenue related to lower MCOT™ reimbursement rates totaling $4.7 million. The remaining $1.3 million reduction resulted largely from lower Event and Holter volume, partially offset by lower cost of sales resulting from our Company-wide cost reduction initiatives for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Gross profit as a percentage of revenue declined to 56.6% for the three months ended September 30, 2010 compared to 64.5% for the three months ended September 30, 2009.

General and Administrative Expense.    General and administrative expense was $8.7 million for the three months ended September 30, 2010 compared to $9.7 million for the three months ended September 30, 2009. The decrease of $1.0 million, or 10.5%, was due primarily to our restructuring efforts resulting in a decrease in professional fees of $0.7 million, payroll costs of $0.5 million, and stock compensation expense of $0.3 million. The decrease was offset by an increase in consulting costs of $0.2 million, depreciation expense of $0.2 million and other costs of $0.1 million. As a percent of total revenues, general and administrative expense was 31.7% for the three months ended September 30, 2010 compared to 29.2% for the three months ended September 30, 2009.

Sales and Marketing Expense.    Sales and marketing expense was $7.3 million for the three months ended September 30, 2010 compared to $9.6 million for the three months ended September 30, 2009. The decrease of $2.3 million, or 23.6%, was due to lower payroll, travel and stock based compensation costs primarily resulting from Company-wide cost reduction efforts in 2010. As a percent of total revenues, sales and marketing expense was 26.6% for the three months ended September 30, 2010 compared to 28.7% for the three months ended September 30, 2009.

Bad Debt Expense.    Bad debt expense was $4.9 million for the three months ended September 30, 2010 compared to $5.6 million for the three months ended September 30, 2009. The decrease of $0.7 million, or 12.5%, was due to lower gross receivable balances moving into older aging brackets with higher reserve percentages, which was a result of improved cash collections in 2010. The bad debt expense we recorded was based upon an evaluation of our historical collection experience of accounts receivable, by age, for our various payor classes. Highmark’s prepayment review had a minimal impact on the bad debt expense for the three months ended September 30, 2010.

Research and Development Expense.    Research and development expense was $1.2 million for the three months ended September 30, 2010 compared to $1.3 million for the three months ended September 30, 2009. The decrease of $0.1 million, or 6.6%, was largely due to lower payroll costs. As a percent of total revenues, research and development expense was 4.5% for the three months ended September 30, 2010 compared to 4.0% for the three months ended September 30, 2009.

Integration, Restructuring and Other Charges.    The Company incurred restructuring costs of $0.4 million and other charges of $0.5 million for the three months ended September 30, 2010. The restructuring costs included $0.3 million of severance and employee related costs and $0.1 million of other charges related to the 2010 restructuring plan. The 2010 restructuring plan included the consolidation of the Company’s sales and service organizations, the closure of the Company’s event monitoring facility in Georgia and consolidation of its monitoring facilities in Pennsylvania and Minnesota, and an overall reduction of administrative costs Company-wide. Integration, restructuring and other charges were 3.1% of total revenues for the three months ended September 30, 2010. The other charges related to legal costs and other miscellaneous items.

The Company incurred severance charges related to executive employee terminations of $1.2 million for the three months ended September 30, 2009.

Income Taxes.    The Company received no tax benefit for the three months ended September 30, 2010, compared to a tax benefit of $0.5 million for the three months ended September 30, 2009. The effective tax rate for the three months ended September 30, 2010 was 0.0%, compared to 8.0% for the three months ended September 30, 2009. The effective tax rate is 0.0% because the Company is in a net operating loss position and as a result, has included the net operating losses in its deferred tax assets balance on the balance sheet as of September 30, 2010. The Company is uncertain as to when it may realize the benefit of its deferred tax assets, and maintains a full valuation allowance.

Net Loss.    The Company incurred a net loss of $7.5 million for the three months ended September 30, 2010 compared to a net loss of $5.4 million for the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 and 2009

Revenues.    Total revenues for the nine months ended September 30, 2010 decreased to $91.2 million from $107.3 million for the nine months ended September 30, 2009, a decrease of $16.1 million, or 15.0%. MCOT™ revenue decreased $13.8 million due to a decrease in MCOT™ reimbursement rates totaling $24.0 million. The decrease in reimbursement rates was offset by an increase in volume of 11%, or $7.9 million. Additionally, there was a decrease in event, Holter and other revenue of $2.3 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, due primarily to volume declines.

Gross Profit.    Gross profit decreased to $55.7 million for the nine months ended September 30, 2010 from $71.7 million for the nine months ended September 30, 2009. The decrease of $16.0 million was due to a decrease in revenue offset by $2.9 million of lower cost of sales resulting from our Company-wide cost initiatives for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Gross profit as a percentage of revenue declined to 61.1% for the nine months ended September 30, 2010 compared to 66.8% for the nine months ended September 30, 2009.

General and Administrative Expense.    General and administrative expense was $26.9 million for the nine months ended September 30, 2010 compared to $29.7 million for the nine months ended September 30, 2009. The decrease of $2.8 million, or 9.5%, was due primarily to our cost reduction efforts resulting in a decrease in stock compensation expense of $1.9 million, professional fees of $1.3 million, payroll costs of $0.8 million, and other costs of $0.3 million. The decrease was offset by an increase in consulting costs of $0.8 million and depreciation expense of $0.7 million. As a percent of total revenues, general and administrative expense was 29.5% for the nine months ended September 30, 2010 compared to 27.7% for the nine months ended September 30, 2009.

Sales and Marketing Expense.    Sales and marketing expense was $22.2 million for the nine months ended September 30, 2010 compared to $25.5 million for the nine months ended September 30, 2009. The decrease of $3.3 million, or 13.2% was due to lower payroll, travel and stock based compensation costs primarily resulting from Company-wide cost reduction efforts in 2010. As a percent of total revenues, sales and marketing expense was 24.3% for the nine months ended September 30, 2010 compared to 23.8% for the nine months ended September 30, 2009.

Bad Debt Expense.    Bad debt expense was $14.1 million for the nine months ended September 30, 2010 and 2009. The bad debt expense we recorded was based upon an evaluation of our historical collection experience of accounts receivable, by age, for our various payor classes. Highmark’s prepayment review had a minimal impact on the bad debt expense for the nine months ended September 30, 2010.

Research and Development Expense.    Research and development expense was $3.7 million for the nine months ended September 30, 2010 compared to $4.3 million for the nine months ended September 30, 2009. The decrease of $0.6 million, or 13.9%, was largely due to lower consulting costs. As a percent of total revenues, research and development expense was 4.1% for the nine months ended September 30, 2010 compared to 4.0% for the nine months ended September 30, 2009.

Integration, Restructuring and Other Charges.    The Company incurred restructuring costs of $3.0 million and other charges of $0.9 million for the nine months ended September 30, 2010. The restructuring costs included $2.3 million of severance and employee related costs and $0.7 million of other charges related to the 2010 restructuring plan. The 2010 restructuring plan included the consolidation of the Company’s sales and service organizations, the closure of the Company’s event monitoring facility in Georgia and consolidation with its monitoring facilities in Pennsylvania and Minnesota, and an overall reduction of administrative costs company-wide. Integration, restructuring and other charges were 4.3% of total revenues for the nine months ended September 30, 2010. The other charges related to legal costs and other miscellaneous items.

The Company incurred severance charges related to executive employee terminations of $3.1 million for the nine months ended September 30, 2009.

Income Taxes.    The Company received no tax benefit for the nine months ended September 30, 2010, compared to a tax benefit of $0.4 million for the nine months ended September 30, 2009. The effective tax rate for the nine months ended September 30, 2010 was 0.0%, compared to 7.9% for the nine months ended September 30, 2009. The effective tax rate is 0.0% because the Company is in a net operating loss position and as a result, has included the net operating losses in its deferred tax assets balance on the balance sheet as of September 30, 2010. The Company is uncertain as to when it may realize the benefit of its deferred tax assets, and maintains a full valuation allowance.

Net Loss.    The Company incurred a net loss of $15.0 million for the nine months ended September 30, 2010 compared to a net loss of $4.6 million for the nine months ended September 30, 2009.

Liquidity and Capital Resources

The Company’s Annual Report on Form 10-K for the year ended December 31, 2009 includes a detailed discussion of our liquidity, contractual obligations and commitments. The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

As of September 30, 2010, our principal source of liquidity was cash and cash equivalents of $10.6 million, available-for-sale investments of $32.2 million and net accounts receivable of $38.1 million. The Company has no short or long-term debt and does not anticipate needing to secure financing from external sources for cash to operate the business. The Company had working capital of $70.3 million as of September 30, 2010. We believe that our existing cash and cash equivalent balances will be sufficient to meet our anticipated cash requirements for the foreseeable future.

The Company used $3.8 million of cash from operations for the nine months ended September 30, 2010. Cash was used primarily to fund the Company’s ongoing operations during the nine month period that resulted in a $15.0 million net loss, and to fund its net working capital requirements of $1.4 million. The Company’s working capital requirements were driven primarily by the repayment of certain payor overpayments that were recorded in accounts payable and a reduction in accrued payroll costs and restructuring as a significant portion of activities initiated by the 2009 restructuring plan were completed during 2010. The net loss and net working capital requirements were primarily offset by $11.8 million of non-cash items related to depreciation and stock compensation expense.

During the third quarter of 2010, Highmark conducted a prepayment review of the Company’s Medicare claims. Under Highmark’s procedures for a prepayment review, the Company must submit documentation for each claim submitted prior to receiving payment. This is a lengthy, time consuming process. As a result of this review, reimbursement payments were temporarily suspended in the third quarter of 2010 and caused an estimated reduction in cash collections of $7.0 million to $9.0 million. Effective October 25, 2010, Highmark completed the prepayment review and the Company anticipates cash collections will resume for its Medicare claims in November 2010.

The Company used $3.7 million for the investment in medical devices for use in its ongoing operations for the nine months ended September 30, 2010. In addition, the Company used $34.7 million for the purchase of available-for-sale securities for the nine months ended September 30, 2010. The Company believes that the available-for-sale investments can be converted to cash in a short period of time, if needed.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our cash and cash equivalents as of September 30, 2010 were $10.6 million and consisted primarily of cash and money market funds with maturities of less than 90 days. The Company also has $32.2 million of available-for-sale securities with maturities of less than one year. The Company believes that these securities can be converted to cash in a short period of time, if needed. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while, at the same time, maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, our investment policy allows us to maintain a portfolio of cash equivalents and short term investments in a variety of securities including money market funds and corporate debt securities. Due to the short term nature of our investments, we believe we have no material exposure to interest rate risk.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ending September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Commencing on August 26, 2009, two putative class actions were filed in the United States District Court for the Eastern District of Pennsylvania naming CardioNet, Randy Thurman and Martin P. Galvan as defendants and alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended.  The complaints purport to bring claims on behalf of a class of persons who purchased the Company’s common stock between April 30, 2009 and June 30, 2009 and between April 30, 2009 and July 10, 2009.  The complaints allege that the defendants issued various materially false and misleading statements relating to the Company’s projected performance that had the effect of artificially inflating the market price of its securities.  The complaints further allege that the alleged misstatements were revealed to the public on June 30, 2009 and July 10, 2009 when the Company made certain announcements regarding potential lower pricing for commercial and Medicare reimbursement rates.  These actions were consolidated on September 9, 2009 under docket number 09-3894.  On October 26, 2009, two competing motions were filed for appointment of lead plaintiffs and lead counsel pursuant to the requirements of the Private Securities Litigation Reform Act of 1995.   On December 22, 2009, the Court appointed lead plaintiff, but denied its request for appointment of lead counsel and require lead plaintiff to file an amended motion for approval of its selection of class counsel. Lead plaintiff filed their amended motion for appointment of lead counsel on January 15, 2010, which was granted on February 3, 2010. Lead plaintiff filed a consolidated class action complaint on February 19, 2010 and the defendants filed a motion to dismiss on March 26, 2010. Lead plaintiff filed its opposition to the motion to dismiss on April 30, 2010. On May 13, 2010, defendants moved for leave to file a reply brief, which motion was granted and the reply brief was filed May 20, 2010. On August 10, 2010, the Court issued an opinion dismissing the consolidated class action complaint. Plaintiffs have not appealed that decision which became final on September 9, 2010.

On April 2, 2009 CardioNet entered into a Merger Agreement to acquire (“Biotel”) Inc. for $14.0 million. On July 14, 2009, CardioNet exercised its contractual right to terminate the Merger Agreement due to Biotel’s breach of certain covenants in the agreement. On or about July 16, 2009, Biotel subsequently commenced litigation against CardioNet in Minnesota District Count in Hennepin County, Fourth Judicial District, alleging that CardioNet had breached and improperly terminated the Merger Agreement. CardioNet removed the action to the United States District Court for the District of Minnesota on the basis of diversity jurisdiction, and Biotel did not seek to remand the action. Biotel is seeking specific performance and damages in an amount in excess of $10.0 million. CardioNet has counterclaimed under the terms of the Merger Agreement for its termination fee and associated expenses; the current amount of that counterclaim is $1.4 million. Discovery has been concluded and the case has been set for a two-week trial starting January 11, 2011. Biotel has brought a motion for partial summary judgment directed to certain CardioNet defenses and the counterclaim; the Court has held a hearing on that motion and has taken the motion under advisement. The Company has defended, and continues to defend, its position vigorously. The 2010 Merger Agreement (as defined in Note 8 above) includes a Settlement Agreement that will resolve the CardioNet-Biotel litigation and result in a mutual release of all claims arising out of, in connection with, or related to the April 2, 2009 Merger Agreement, including the claims in the litigation, but only if the merger contemplated by the 2010 Merger Agreement is closed or if certain other conditions occur or are satisfied. The mutual release set forth in the Settlement Agreement does not go into effect unless and until the 2010 Merger Agreement is closed or the other conditions occur or are satisfied. As a part of the settlement agreement, the parties have agreed to move the District Court to stay the litigation. If the mutual releases in the settlement agreement do not go into effect, CardioNet will continue to defend its position and will continue to prosecute its counterclaim. At this time, it is not possible to determine, if the case should go forward to trial, the likelihood or amount of liability, if any, on the part of the Company with any degree of certainty. Consistent with the accounting for contingent liabilities, no accrual has been recorded in the financial statements.

Item 1A.  Risk Factors.

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010, as well as the information contained in this Quarterly Report and our other reports and registration statements filed with the SEC.  Material changes from the risk factors previously disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010 are discussed below.

The Medicare prepayment medical review could negatively impact our cash position and ability to continue current business operations.

During the third quarter of 2010, the local entity responsible for Medicare carrier pricing, Highmark Medicare Services (“Highmark”), conducted a prepayment review of the Company’s Medicare claims. This review involved an evaluation of medical records and application of clinical judgment by Highmark about whether a service is covered, and is reasonable and necessary. As a result of this review, reimbursement payments had been temporarily suspended in the third quarter of 2010 and caused an estimated reduction in cash collections of $7.0 million to $9.0 million. Effective October 25, 2010, Highmark completed the prepayment review and the Company anticipates cash collections will resume for its Medicare claims in November 2010. If there are difficulties, or further delays in obtaining these reimbursements legally owed to the Company, it may have a materially adverse affect on the Company’s cash position and ability to continue current business operations.

The national reimbursement rate set by CMS for our mobile cardiovascular telemetry service is subject to continuing change and any reductions in reimbursement levels would decrease our revenues and adversely affect our results of operations and financial condition.

Reimbursement to healthcare providers, including the Company, is subject to continuing change in policies by CMS. Reimbursement from governmental payors is subject to statutory and regulatory changes, retroactive rate adjustments and administrative rulings and other policy changes, all of which could materially decrease the range of services for which we are reimbursed or the reimbursement rates we are paid. Reimbursement under the Medicare program for our services is subject to the physician fee schedule. The fee schedule is typically updated annually.

The amounts paid under the physician fee schedule are based on geographically adjusted relative value units, or RVUs, for each procedure or service, adjusted by a budget neutrality adjustor, and multiplied by an annually determined conversion factor. Historically, the formula used to calculate the fee schedule conversion factor resulted, or would have resulted, in significant decreases in payment levels. However, in every year from 2004 through 2009, the United States Congress (“Congress”) has intervened multiple times to freeze or increase the conversion factor.

On November 2, 2010, CMS published The Medicare Program Final Rule establishing a national rate for the MCOT™ technology (CPT Code 93229). CMS valued the CPT code at 20.14 relative value units. Using the formula and values currently in place, the Company estimates the national rate to be approximately $800 per service, effective January 1, 2011. This is an increase of approximately 6% from the current local carrier rate of $754 per service that was previously established by Highmark. The values incorporated in the current formula will expire in December 2010. If Congress does not act before December 31, 2010 to continue the values, then all payments under the physician fee schedule will be reduced by approximately 25%. If Congress does not take action to postpone the rate reduction the rate will be approximately $560. If no action is taken by Congress and the reimbursement rate for the Company’s MCOT™ technology is reduced to a level lower than anticipated, the rate would have a negative impact on the Company’s results of operations. Future Congressional action is uncertain and future pricing methodology changes may result in reductions or increases to the Medicare physician fee schedule.

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

CARDIONET, INC.

Date: November 9, 2010	By:	/s/ Heather C. Getz
Heather C. Getz, CPA
Chief Financial Officer
(Principal Financial Officer and authorized officer of the Registrant)