Form 10-Q
period 2011-03-31
CardioNet, Inc.
filed 2011-05-06
CIK 1113784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 25, 2011, 24,365,216 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

CARDIONET, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2011

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CARDIONET, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	March 31, 2011	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$18,458	$18,705
Short-term available-for-sale-investments	24,553	26,779
Accounts receivable, net of allowance for doubtful accounts of $10,169 and $11,779, at March 31, 2011 and December 31, 2010, respectively	26,808	24,978
Other receivables	2,721	3,041
Inventory, net of reserves of $13 and $0, at March 31, 2011 and December 31, 2010, respectively	1,456	1,461
Prepaid expenses and other current assets	3,718	3,086

Total current assets	77,714	78,050

Property and equipment, net	19,288	22,000
Intangible assets, net	3,459	3,764
Goodwill	49,362	49,362
Other assets	4,089	3,516

Total assets	$153,912	$156,692

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,248	$7,127
Accrued liabilities	8,044	9,881
Deferred revenue	559	408

Total current liabilities	14,851	17,416

Deferred tax liability	3,191	3,191
Deferred rent	1,062	1,157

Total liabilities	19,104	21,764

Stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 24,333,158 and 24,251,170 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	24	24
Paid-in capital	249,188	247,747
Accumulated other comprehensive (loss) income	(1)	8
Accumulated deficit	(114,403)	(112,851)

Total stockholders’ equity	134,808	134,928

Total liabilities and stockholders’ equity	$153,912	$156,692

See accompanying notes.

CARDIONET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenues:
Net patient service revenues	$30,432	$31,816
Other revenues	3,567	—

Total revenues	33,999	31,816

Cost of revenues	13,652	11,749

Gross profit	20,347	20,067
Operating expenses:
General and administrative	9,675	9,677
Sales and marketing	8,065	7,997
Bad debt expense	2,390	4,640
Research and development	1,682	1,243
Integration, restructuring and other charges	124	1,945

Total expenses	21,936	25,502

Loss from operations	(1,589)	(5,435)
Other income, net	37	4

Loss before income taxes	(1,552)	(5,431)
Income tax benefit	—	—

Net loss	(1,552)	(5,431)

Net loss per common share:
Basic and diluted	$(0.06)	$(0.23)

Weighted average number of common shares outstanding:
Basic and diluted	24,298,875	23,893,140

See accompanying notes.

CARDIONET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net loss	$(1,552)	$(5,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,977	2,898
Amortization of intangibles	305	181
Amortization of investment premium	120	—
Loss on disposal of property and equipment	131	118
(Decrease) increase in deferred rent	(95)	(60)
Provision for doubtful accounts	2,390	4,640
Provision for excess inventory	13	—
Stock-based compensation	1,149	918
Changes in operating assets and liabilities:
Accounts receivable	(3,900)	(3,068)
Prepaid expenses and other current assets	(640)	(726)
Other assets	(573)	(194)
Accounts payable	(879)	(1,672)
Accrued and other liabilities	(1,686)	(556)

Net cash used in operating activities	(2,240)	(2,952)

Investing activities
Purchases of property and equipment	(396)	(1,478)
Purchases of short-term available-for-sale investments	(12,705)	—
Sale or maturity of short-term available-for-sale investments	14,802	—

Net cash provided by (used in) investing activities	1,701	(1,478)

Financing activities
Proceeds from the exercise of employee stock options and employee stock purchase plan contributions	292	533

Net cash provided by financing activities	292	533

Net decrease in cash and cash equivalents	(247)	(3,897)
Cash and cash equivalents — beginning of period	18,705	49,152

Cash and cash equivalents — end of period	$18,458	$45,255

Supplemental disclosure of cash flow information
Cash paid for taxes	$118	$130

See accompanying notes.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

1.              Summary of Significant Accounting Policies

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows.  In the opinion of management, these consolidated financial statements reflect all adjustments which are of normal recurring nature and necessary for a fair presentation of CardioNet, Inc.’s (the “Company” or “CardioNet”) financial position as of March 31, 2011 and December 31, 2010, the results of operations for the three months ended March 31, 2011 and 2010, and cash flows for the three months ended March 31, 2011 and 2010.  The financial data and other information disclosed in these notes to the financial statements related to the three months ended are unaudited. The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for any future period.

Net Loss

The Company computes net loss per share in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 260, Earnings Per Share.  The following summarizes the potential outstanding common stock of the Company at March 31, 2011 and 2010:

	March 31, 2011	March 31, 2010
Common stock options and restricted stock units outstanding	2,511,328	1,436,313
Common stock options and restricted stock units available for grant	2,413,969	2,451,214
Common stock held by certain employees and unvested	—	5,989
Common stock	24,333,158	24,067,005

Total	29,258,455	27,960,521

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including stock options, warrants and convertible preferred stock, as applicable.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2011	2010

Numerator:
Net loss	$(1,552)	$(5,431)
Denominator:
Weighted average shares used in computing diluted net income loss per share	24,298,875	23,893,140
Basic and diluted net loss per share	$(0.06)	$(0.23)

If the outstanding vested options or restricted stock units were exercised or converted into common stock, the result would be anti-dilutive for the three months ended March 31, 2011 and 2010. Accordingly, basic and diluted net loss per share are identical for the three months ended March 31, 2011 and 2010 and are presented in the consolidated statements of operations.

Comprehensive Loss

Comprehensive loss consists of net loss and all changes in stockholders’ equity from non-stockholder sources. The following summarizes the components of the Company’s comprehensive loss:

	Three Months Ended March 31,
	2011	2010

Net loss	$(1,552)	$(5,431)
Other comprehensive loss:
Unrealized loss on securities	(9)	—
Total comprehensive loss	$(1,561)	$(5,431)

Cash and Cash Equivalents

Cash and cash equivalents are held in U.S. financial institutions or in custodial accounts with U.S. financial institutions. Cash equivalents are defined as liquid investments and money market funds with maturity from date of purchase of 90 days or less that are readily convertible into cash and have minimal interest rate risk.

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

Accounts Receivable

Receivables are recorded at the time revenue is recognized, net of contractual allowances. The Company makes estimates each quarter regarding the collectability of its receivables as of the balance sheet date. The estimates take into consideration the most recent information available to the Company, as well as cash collection trends and the aging of receivables. Receivables are presented on the balance sheet net of allowances for doubtful accounts. Receivables are written off when the Company believes the likelihood for collection is remote, the receivables have been fully reserved, and when the Company believes collection efforts have been fully exhausted and it does not intend to devote additional resources in attempting to collect. Prior to the third quarter of 2010, the Company performed an annual accounts receivable write-off in the fourth quarter. Beginning in the third quarter 2010, the Company has determined it will evaluate outstanding receivables and perform write-offs quarterly going forward. The Company wrote off $3,986 of receivables in the first quarter of 2011. The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts. There was no impact on the net receivables reported on the balance sheet as of March 31, 2011, or bad debt expense reported on the statement of operations for the three months ended March 31, 2011, as a result of this write-off. Additionally, the Company recorded bad debt expense of $2,390 and $4,640 for the three months ended March 31, 2011 and 2010, respectively.

Goodwill

The Company considers its business to be one reporting unit for the purpose of performing its goodwill impairment analysis. In accordance with ASC 350-20-35, Intangibles — Goodwill and Other, goodwill is reviewed for impairment annually, or when events arise that could indicate that impairment exists. To determine whether impairment exists, the Company estimates the fair value of the reporting unit using an income approach, generally a discounted cash flow methodology that includes assumptions for, among other things, forecasted income, cash flow, growth rates, income tax rates, expected tax benefits and long-term discount rates, all of which require significant judgment. The Company also considers comparable market data to assist in determining the fair value of its reporting unit. There are inherent uncertainties related to these factors and the judgment applied in the analysis. The Company believes that the combination of an income and a market approach provides a reasonable basis to estimate the fair value of the reporting unit. If the estimated fair value of the reporting unit is less than its carrying value, impairment may exist and additional analysis will be undertaken to determine the amount of impairment.

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

The Company’s income before and after income taxes for the three months ended March 31, 2011 and 2010, was reduced by $1,149 and $918, respectively, as a result of stock-based compensation expense incurred. The impact of stock-based compensation expense was $(0.05) and $(0.04) on basic and diluted earnings per share for the three months ended March 31, 2011 and 2010, respectively.

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

The Company utilized the Black-Scholes valuation model for estimating the fair value of stock options granted using the following weighted average assumptions:

	Three Months Ended March 31,
	2011	2010
Expected dividend yield	0%	0%
Expected volatility	65%	65%
Risk-free interest rate	2.51%	2.67%
Expected life	6.25 years	6.25 years

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

Based on the above assumptions, the per share weighted average fair value of the options granted under the stock option plan for the three months ended March 31, 2011 and 2010 was $2.84 and $4.76, respectively.

The following table summarizes activity under all stock award plans from December 31, 2010 through March 31, 2011:

		Options Outstanding
	Shares		Weighted
	Available	Number	Average
	for Grant	of Shares	Exercise Price
Balance — December 31, 2010	1,649,723	2,102,376	$12.18
Additional options available for grant	1,207,210	—	—
Granted	(534,055)	534,055	4.76
Canceled	91,091	(91,091)	22.44
Exercised	—	(34,012)	14.39

Balance — March 31, 2011	2,413,969	2,511,328	$9.70

Per the plan documents, the 2008 Non-Employee Director Stock Option (NEDS) and Employee Stock Option (ESOP) Plans have an automatic increase in the shares available for grant every January the plans are active. The increase in the shares available for grant under the NEDS plan is equal to the lesser of the number of shares issuable upon the exercise of options granted during the preceding calendar year or such number of shares as determined by the Board of Directors. The increase in the shares available for grant under the ESOP plan is equal to 5% of the total shares outstanding at December 31, 2010.

Additional information regarding options outstanding is as follows:

	March 31, 2011	March 31, 2010
Range of exercise prices (per option)	$0.70 -$31.18	$0.70 - $31.18
Weighted average remaining contractual life (years)	8.67	8.25

Employee Stock Purchase Plan

On March 17, 2011, 77,822 shares were purchased in accordance with the Employee Stock Purchase Plan (ESPP). Net proceeds to the Company from the issuance of shares of common stock under the ESPP for the three months ended March 31, 2011 were $286. In January 2011, the number of shares available for grant was increased by 241,442, per the ESPP plan documents. At March 31, 2011, approximately 544,764 shares remain available for purchase under the ESPP.

New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers. Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). Level 3 reconciliations should present separately information about purchases, sales, issuances and settlements. To date, the Company has not had any assets or liabilities that transferred in or out of fair value hierarchy levels. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliations, which is effective for fiscal years beginning after December 15, 2010. This guidance did not have an impact on the Company’s results of operations or financial position. The Company adopted these sets of guidance effective December 31, 2009 and December 31, 2010, respectively.

In December 2010, the FASB issued ASU No. 2010-29, Intangibles—Goodwill and Other (Topic 350). The guidance requires entities that have recognized goodwill and have one or more reporting unit whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance defined in ASC 350-20-35-30, Intangibles—Goodwill and Other, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments are effective for fiscal years beginning after December 15, 2010. This guidance did not have an impact on the Company’s results of operations or financial position. The Company adopted this guidance effective December 31, 2010.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosing of Supplementary Pro Forma Information for Business Combinations. The guidance affects any public entity as defined by ASC 805, Business Combination, which enters into business combinations that are material on an individual or aggregate basis. The comparative financial statements should present and disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. This guidance did not have an impact on the Company’s results of operations or financial position. The Company adopted this guidance effective December 31, 2010.

2.                                      Available-for-Sale Investments

We invest our excess funds in securities issued by the United States government, corporations, banks, municipalities, financial holding companies and in money market funds comprised of these same types of securities. Our cash and cash equivalents and available-for-sale investments are placed with high credit quality financial institutions. Additionally, we diversify our investment portfolio in order to maintain safety and liquidity. We do not hold mortgage-backed securities. As of March 31, 2011, all of our investments will mature within one year. These investments are recorded at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity.

Investments have been classified as available-for-sale investments. At March 31, 2011, available-for-sale investments are detailed as follows:

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate debt securities	$16,108	$1	$(7)	$16,102
U.S. Treasury and agency debt securities	8,446	5	—	8,451
Total	$24,554	$6	$(7)	$24,553

At December 31, 2010, available-for-sale investments are detailed as follows:

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate debt securities	$13,132	$2	$(5)	$13,129
U.S. Treasury and agency debt securities	13,639	11	—	13,650
Total	$26,771	$13	$(5)	$26,779

Net unrealized gains on available-for-sale investments are included as a component of stockholders’ equity and comprehensive loss until realized from a sale or other-than-temporary impairment. The Company recorded net unrealized losses for the three months ended March 31, 2011 and 2010 of $9 and $0, respectively. Realized gains and losses from the sale of securities are determined on a specific identification basis. Purchases and sales of investments are recorded on their trade dates. The Company recorded realized gains for the three months ended March 31, 2011 and 2010 of $1 and $0, respectively. Dividend and interest income are recognized when earned. Interest income for the three months ended March 31, 2011 was $151, which was partially offset by $120 related to amortization of investment premiums.

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

No transfers were made into or out of the different category levels, nor did the Company categorize any of its investments as Level 3 at March 31, 2011 and December 31, 2010. We will continue to review our fair value inputs on a quarterly basis.

The fair value of our financial assets subject to the disclosure requirements of ASC 820 was determined using the following levels of inputs at March 31, 2011:

Fair Value Measurements at March 31, 2011

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$7,110	$—	$—	$7,110
Money market funds	6,250	—	—	6,250
Corporate debt securities	—	19,201	—	19,201
U.S. Treasury and agency debt securities	10,450	—	—	10,450
Total	$23,810	$19,201	$—	$43,011

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

The restructuring plan involved the elimination of approximately 100 positions. The restructuring activities were substantially complete as of December 31, 2010. The total cost of the restructuring plan was approximately $3,523, all of which resulted in cash charges. The Company incurred restructuring expenses of $1,662 for the three months ended March 31, 2010. As of March 31, 2011, approximately $316 remains accrued.

The Company accounts for expenses associated with exit or disposal activities in accordance with ASC 420, Exit or Disposal Cost Obligations, and records the expenses in Integration, restructuring and other charges in its statement of operations, and records the related accrual in the Accrued liabilities line of its balance sheet.

Other Charges

The Company incurred other charges of $283 for the three months ended March 31, 2010, including legal costs related to the Company’s defense of class-action and patent infringement lawsuits. Additional information regarding legal proceedings can be found in Note 7.

5.              Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur. The Company reviews and updates its estimated annual effective tax rate each quarter. For the three months ended March 31, 2011, the Company’s estimated annual effective tax rate was zero. Accordingly, the Company recorded no tax expense or benefit for the three months ended March 31, 2011.

As of March 31, 2011, in accordance with ASC 740, the Company maintained a full valuation allowance against net deferred tax assets. The Company will continue to maintain a full valuation allowance until such time it can reasonably estimate the probability of realizing a benefit from the deferred tax assets. The Company implemented the provisions of ASC 740-10 on January 1, 2007 related to accounting for uncertainty in income taxes. There has been no material change to the amount of unrecognized tax expense or benefit reported as of March 31, 2011.

7.              Legal Proceedings

On March 5, 2010, West Palm Beach Police Pension Fund filed a putative class action complaint in California Superior Court, San Diego County asserting claims for violations of Sections 11, 12 and 15 of the Securities Act of 1933, as amended, against CardioNet, nine current and former officers and directors of CardioNet and six underwriters of CardioNet’s initial public offering (IPO) and/or Secondary Offering (together with the IPO, the “Offerings”). The complaint filed also asserted claims for alleged violations of Sections 25401 and 25501 of the California Corporations Code against defendants James M. Sweeney and Fred Middleton. The plaintiff seeks to bring claims on behalf of all those who acquired the common stock of CardioNet pursuant and/or traceable to the Company’s Offerings. On March 10, 2010, plaintiff filed an Amended Complaint that deleted the claims for violations of the California Corporations Code. The claims are based on purported misrepresentations and omissions in the Registration Statements for the Offerings relating to alleged business decisions made by CardioNet that were supposedly not disclosed to investors and alleged misstatements concerning CardioNet’s business. On April 5, 2010, all defendants removed the case to the Southern District of California, where it is pending. On April 7, 2010, defendants filed a Motion to Transfer the case to the Eastern District of Pennsylvania.  On April 23, 2010, the plaintiff moved to remand the case to state court. On March 24, 2011, the court granted the plaintiff’s Motion remanding the case to the Superior Court of the State of California. Consistent with the accounting for contingent liabilities, no accrual has been recorded in the financial statements. The Company believes that the claims are without merit and intends to defend the litigation vigorously.

On September 25, 2009, LifeWatch Services, Inc. (“LifeWatch”), and Card Guard Scientific Survival, Ltd. (“Card Guard”), the licensee and owner, respectively, of U.S. Patent Nos. 7,542,878 B2 (“the ‘878 Patent”) and 5,730,143 (“the ‘143 Patent”) commenced a patent infringement action against CardioNet’s wholly owned subsidiary, Braemar Inc. (“Braemar”), and one of Braemar’s customers, eCardio Diagnostics, LLC (“eCardio”), in the District Court for the Northern District of Illinois, File No. 09-CV-6001.  The action alleges that Braemar and eCardio had infringed the ‘878 and ‘143 Patents.  Braemar and eCardio have denied those allegations.  The Supply Agreement between Braemar and eCardio provides that Braemar will hold eCardio harmless from any liability it incurs in connection with a claim that Braemar’s products violate the intellectual property rights or infringe upon any patent of a third party.  Since the commencement of the action, LifeWatch and Card Guard have dismissed their claims relating to alleged infringement of the ‘878 Patent, Card Guard dropped out of the action, and LifeWatch has continued to pursue its claims relating to the alleged infringement of the ‘143 Patent.  The ‘143 Patent has been in reexamination proceedings at the U.S. Patent Office since February 19, 2010.  During the reexamination, LifeWatch amended all of the claims of the ‘143 Patent in response to the Patent Office’s rejection of all of the claims based on prior art.  On February 1, 2011, the Patent Office indicated that the claims as amended during the reexamination will be issued, and on April 6, 2011 indicated that the Reexamination Certificate issued.  The Company believes that LifeWatch’s claims under the original ‘143 Patent and under the amended claims of the Reexamination Certificate are without merit and intends to defend the litigation vigorously.  The parties currently are in the middle of briefing on claim construction issues.  A claim construction hearing date has not yet been set by the Court.  Consistent with the accounting for contingent liabilities, no accrual has been recorded in the financial statements. The Company believes that the claims are without merit and intends to defend the litigation vigorously.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010, and in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company’s actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this report and in the Company’s other filings with the Securities and Exchange Commission. See the “Forward-Looking Statements” section at the beginning of this report.

Company Background

CardioNet is a leading provider of ambulatory, continuous, real-time outpatient management solutions for monitoring relevant and timely clinical information regarding an individual’s health. The Company’s efforts have initially been focused on the diagnosis and monitoring of cardiac arrhythmias, or heart rhythm disorders, with a solution that it markets as Mobile Cardiac Outpatient Telemetry™ (MCOT™). The Company actively began developing its product platform in April 2000, and since that time, has devoted substantial resources in advancing its patient monitoring solutions. The platform successfully integrates a wireless data transmission network, internally developed software, FDA-cleared algorithms and medical devices, and a 24-hour monitoring service center. In addition to its MCOT service offerings, the Company offers event, Holter and pacemaker monitoring services.

The Company’s Conshohocken location has been an approved Independent Diagnostic Testing Facility (“IDTF”) by Medicare since it received 510(k) clearance for the first and second generation of its core MCOT devices in 2002. The CardioNet Monitoring Center commenced operations in Conshohocken, Pennsylvania in 2002, concurrent with its first FDA approval, and all of the Company’s MCOT arrhythmia monitoring activities are currently conducted at that location. The Company received FDA 510(k) clearance for the proprietary algorithm included in its third generation product, or C3, in October 2005. Subsequently in November 2006, the Company received FDA 510(k) clearance for its C3 system which it has incorporated as part of its monitoring solution. The Company received FDA 510(k) clearance for its next generation platform in April 2010 and expects the product launch to occur in 2011. The Company continues to pursue innovation of new and existing medical solutions through investments in research and development.

In December 2010, the Company completed its acquisition of Biotel Inc., and its wholly owned subsidiaries, Braemar, Inc. and Agility Centralized Research Services, Inc. (referred to herein as “Biotel,” “Braemar” or “Agility”). The acquisition gave the Company the ability to develop, manufacture, test and market medical devices and related software to medical companies. Additionally, the acquisition also gave the Company access to established customer relationships, entry into the clinical trial service business and the ability to diversify its product and service offerings.

Braemar is engaged in the manufacture and sale of event and Holter medical devices, as well as the repair of such devices. Braemar’s customers include distributors and other resellers, physicians, clinics and hospitals. Agility is involved primarily in contract research monitoring services. Its customers include universities, hospitals, physicians, and private companies that are involved in the research and testing of pharmaceuticals, products and medical procedures.

Reimbursement

Effective January 1, 2009, the  American Medical Association (“AMA”) established the Category I CPT codes (93228 and 93229) that cover MCOT services. Highmark Medicare Services (“HMS”), a contract service provider for the Centers for Medicare and Medicaid Services (“CMS”), was responsible for setting the reimbursement rate on behalf of CMS for code 93229, which is the code for the technical component of our services. The new billing codes allow for automated claims adjudication, substantially simplifying the reimbursement process for physicians and payors compared to the previous process. Reimbursement prior to the use of the new CPT codes was obtained through non-specific billing codes which require various narratives that, in most cases, involve semi-automated or manual processing, as well as additional review by payors.

After receiving the CPT code in the first quarter of 2009, the Company received pressure from several commercial payors to renegotiate reimbursement rate contracts. This pressure led to a substantial decline in our average commercial reimbursement rates in the first half of 2009. During the second half of 2009 and throughout the first half of 2010 we saw commercial reimbursement rates stabilize. The Company experienced a decline in commercial reimbursement rates during the second half of 2010. However, the Company experienced an increase in the first quarter of 2011 as a result of fewer non-contracted commercial patients. The Company expects to experience some fluctuation in its average commercial reimbursement rates due to variations in payor mix. Overall, we expect the average commercial reimbursement rates to remain stable or decline over time.

On July 10, 2009, HMS announced a reduction in the reimbursement rate for our MCOT services to $754 per service, a reduction of approximately 33%. This new rate went into effect on September 1, 2009. The decline in reimbursement rate has had a negative impact on the Company’s revenue and operating results. The Company estimates that the rate reduction caused a reduction in revenue for the year ended December 31, 2010, of approximately $25.4 million. Several strategic initiatives have been implemented, including cost reduction initiatives, process improvement and facility consolidation in an effort to improve the Company’s operating performance given the reduced reimbursement rate.

On November 2, 2010, CMS published The Medicare Program Final Rule establishing a national rate for the MCOT technology (CPT Code 93229). CMS valued the CPT code at 20.14 relative value units, which was multiplied by an annually determined conversion factor to establish the amounts paid under the physician fee schedule. Using the formula and values currently in place, the Company’s national rate is approximately $739 per service, which became effective January 1, 2011. This is a decrease of approximately 2% from the Company’s local carrier rate of $754 per service that was previously established by HMS. The 2% rate decline did not have a material impact on revenue for the three months ended March 31, 2011.

We have successfully secured contracts with most national and regional commercial payors. As of March 31, 2011, we have 313 MCOT contracts with commercial payors, compared to 304 at December 31, 2010. The current estimated total of over 210 million covered lives for Medicare and commercial lives for which we had reimbursement contracts as of March 31, 2011 represents approximately 79% of the total covered lives in the United States. The MCOT contracts also cover event, Holter and pacemaker service pricing. In addition, as of March 31, 2011 there were approximately 167 contracts with commercial payors that pertained only to event, Holter and pacemaker service pricing, and did not cover MCOT. The majority of the remaining covered lives are insured by a small number of large commercial insurance companies that deemed MCOT to be experimental in nature and do not currently reimburse us for services provided to their beneficiaries.

Patient and Other Revenue

Patient revenue includes revenue from MCOT, event, Holter and pacemaker monitoring services. Other revenue includes revenue from product sales, product repairs, contract research services and all other revenue that is not patient related.

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

The ultimate collection of accounts receivable may not be known for several months after services have been provided and billed. The Company records bad debt expense based on the aging of the receivable using historical Company-specific data. The percentages and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods and analyses, including current and historical cash collections, and bad debt write-offs. The Company will write-off receivables when the likelihood for collection is remote, the receivables have been fully reserved, and when the Company believes collection efforts have been fully exhausted and it does not intend to devote additional resources in attempting to collect. Prior to the third quarter of 2010, the Company performed an annual accounts receivable write-off in the fourth quarter. Beginning in the third quarter 2010, the Company has determined it will evaluate outstanding receivables and perform write-offs quarterly going forward. The Company wrote off $4.0 million of receivables in the first quarter of 2011. The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts. There was no impact on the net receivables reported on the balance sheet as of March 31, 2011, or bad debt expense reported on the statement of operations for the three ended March 31, 2011, as a result of this write-off.

Restructuring Activities

During the first quarter of 2010, the Company undertook an initiative to streamline its sales and service organizations and reduce support costs Company-wide. It also initiated plans to close its event monitoring facility in Georgia and consolidate it with the Company’s monitoring facilities in Pennsylvania and Minnesota. The Company realized cost efficiencies by undertaking these initiatives. The total cost of the restructuring plan was approximately $3.5 million. The Company incurred restructuring expenses of $1.7 million for the three months ended March 31, 2010. The restructuring activities were substantially complete as of December 31, 2010.

nPhase Supplier Agreement

The Company established a relationship with nPhase, formerly Qualcomm Inc., in May 2003. nPhase is the sole provider of wireless cellular data connectivity solutions and data hosting and queuing services for the Company’s monitoring network. The Company has no fixed or minimum financial commitment as it relates to network usage or volume activity. However, if the Company fails to maintain an agreed-upon number of active cardiac monitoring devices on the nPhase network or it utilizes the monitoring and communications services of a provider other than nPhase, nPhase has the right to terminate its relationship with the Company and/or the Company may be subject to penalties.

Results of Operations

Three Months Ended March 31, 2011 and 2010

Revenues.    Total revenues for the three months ended March 31, 2011 increased to $34.0 million from $31.8 million for the three months ended March 31, 2010, an increase of $2.2 million, or 6.9%. The increase in revenue was primarily driven by the additional $3.6 million in revenue generated from product sales, product repairs and contract research services, as well as an increase in event and Holter revenue of $0.3 million. MCOT™ revenue declined $1.7 million substantially due to a decrease in MCOT™ reimbursement rates.

Gross Profit.    Gross profit increased to $20.3 million for the three months ended March 31, 2011 from $20.1 million for the three months ended March 31, 2010. The increase of $0.2 million was largely due to $1.6 million of gross profit generated from product sales, partially offset by lower MCOT reimbursement rates totaling $1.2 million and lower event and Holter volume due to the lower reimbursement rates as well as the inclusion of the lower margin product sales. Gross profit as a percentage of revenue declined to 59.8% for the three months ended March 31, 2011 compared to 63.1% for the three months ended March 31, 2010.

General and Administrative Expense.    General and administrative expense remained constant at $9.7 million for the three months ended March 31, 2011 and 2010. As a percent of total revenues, general and administrative expense was 28.5% for the three months ended March 31, 2011 compared to 30.4% for the three months ended March 31, 2010.

Sales and Marketing Expense.    Sales and marketing expense was $8.1 million for the three months ended March 31, 2011 compared to $8.0 million for the three months ended March 31, 2010. The increase of $0.1 million, or 0.9%, was due to higher payroll and other employee related expenses assumed in connection with the Biotel acquisition. As a percent of total revenues, sales and marketing expense was 23.7% for the three months ended March 31, 2011 compared to 25.1% for the three months ended March 31, 2010.

Bad Debt Expense.    Bad debt expense was $2.4 million for the three months ended March 31, 2011 compared to $4.6 million for the three months ended March 31, 2010. The decrease of $2.2 million, or 48.5%, was due to lower gross receivable balances moving into older aging brackets with higher reserve percentages, which was a result of improved cash collections. The bad debt expense recorded was based upon an evaluation of historical collection experience of accounts receivable, by age, for various payor classes. As a percentage of net patient service revenues, bad debt expense was 7.9% for the three months ended March 31, 2011 compared to 14.6% for the three months ended March 31, 2010.

Research and Development Expense.    Research and development expense was $1.7 million for the three months ended March 31, 2011 compared to $1.2 million for the three months ended March 31, 2010.  The increase of $0.5 million, or 35.3%, was due primarily to work associated with the launch of our next generation MCOT platform. Additionally, we experienced higher payroll and other employee related expenses of $0.3 million assumed in connection with the Biotel acquisition. As a percent of total revenues, research and development expense was 4.9% for the three months ended March 31, 2011 compared to 3.9% for the three months ended March 31, 2010.

Integration, Restructuring and Other Charges.    The Company incurred other charges related to legal costs and other miscellaneous items of $0.1 million for the three months ended March 31, 2011. Integration, restructuring and other charges were 0.4% of total revenues for the three months ended March 31, 2011.

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

Net Loss.    The Company incurred a net loss of $1.6 million for the three months ended March 31, 2011 compared to a net loss of $5.4 million for the three months ended March 31, 2010.

Liquidity and Capital Resources

The Company’s Annual Report on Form 10-K for the year ended December 31, 2010 includes a detailed discussion of our liquidity, contractual obligations and commitments. The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

As of March 31, 2011, our principal source of liquidity was cash and cash equivalents of $18.5 million, available-for-sale investments of $24.5 million and net accounts receivable of $29.5 million. The Company has no short or long-term debt and does not anticipate needing to secure financing from external sources for cash to operate the business. The Company had working capital of $62.9 million as of March 31, 2011, up from $60.6 million at December 31, 2010, driven mostly by higher net accounts receivable. We believe that our existing cash and cash equivalent balances will be sufficient to meet our anticipated cash requirements for the foreseeable future.

The Company used $2.2 million of cash from operations for the three months ended March 31, 2011. Cash was used primarily to fund the Company’s ongoing operations during the three month period that resulted in a $1.6 million net loss, and to fund its net working capital requirements. The Company’s working capital requirements were driven primarily by a decrease in accounts payable and an increase in accounts receivable. The net loss and net working capital requirements were partially offset by $4.6 million of non-cash items related to depreciation, amortization and stock compensation expense.

The Company used $0.4 million for the investment in medical devices for use in its ongoing operations for the three months ended March 31, 2011. In addition, the Company received $14.8 million of receipts from the maturity of certain of its short term investments, and used $12.7 million of the receipts from maturity for the purchase of available-for-sale securities for the three months ended March 31, 2011. The Company believes that the available-for-sale investments can be converted to cash in a short period of time, if needed.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our cash and cash equivalents as of March 31, 2011 were $18.5 million and consisted primarily of cash and money market funds with maturities of less than 90 days. The Company also has $24.5 million of available-for-sale securities with maturities of less than one year. The Company believes that these securities can be converted to cash in a short period of time, if needed. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while, at the same time, maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, our investment policy allows us to maintain a portfolio of cash equivalents and short term investments in a variety of securities including money market funds and corporate debt securities. Due to the short term nature of our investments, we believe we have no material exposure to interest rate risk.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ending March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings.

On March 5, 2010, West Palm Beach Police Pension Fund filed a putative class action complaint in California Superior Court, San Diego County asserting claims for violations of Sections 11, 12 and 15 of the Securities Act of 1933, as amended, against CardioNet, nine current and former officers and directors of CardioNet and six underwriters of CardioNet’s initial public offering (IPO) and/or Secondary Offering (together with the IPO, the “Offerings”). The complaint filed also asserted claims for alleged violations of Sections 25401 and 25501 of the California Corporations Code against defendants James M. Sweeney and Fred Middleton. The plaintiff seeks to bring claims on behalf of all those who acquired the common stock of CardioNet pursuant and/or traceable to the Company’s Offerings. On March 10, 2010, plaintiff filed an Amended Complaint that deleted the claims for violations of the California Corporations Code. The claims are based on purported misrepresentations and omissions in the Registration Statements for the Offerings relating to alleged business decisions made by CardioNet that were supposedly not disclosed to investors and alleged misstatements concerning CardioNet’s business. On April 5, 2010, all defendants removed the case to the Southern District of California, where it is pending. On April 7, 2010, defendants filed a Motion to Transfer the case to the Eastern District of Pennsylvania.  On April 23, 2010, the plaintiff moved to remand the case to state court. On March 24, 2011, the court granted the plaintiff’s Motion remanding the case to the Superior Court of the State of California. Consistent with the accounting for contingent liabilities, no accrual has been recorded in the financial statements. The Company believes that the claims are without merit and intends to defend the litigation vigorously.

On September 25, 2009, LifeWatch Services, Inc. (“LifeWatch”), and Card Guard Scientific Survival, Ltd. (“Card Guard”), the licensee and owner, respectively, of U.S. Patent Nos. 7,542,878 B2 (“the ‘878 Patent”) and 5,730,143 (“the ‘143 Patent”) commenced a patent infringement action against CardioNet’s wholly owned subsidiary, Braemar Inc. (“Braemar”), and one of Braemar’s customers, eCardio Diagnostics, LLC (“eCardio”), in the District Court for the Northern District of Illinois, File No. 09-CV-6001.  The action alleges that Braemar and eCardio had infringed the ‘878 and ‘143 Patents.  Braemar and eCardio have denied those allegations.  The Supply Agreement between Braemar and eCardio provides that Braemar will hold eCardio harmless from any liability it incurs in connection with a claim that Braemar’s products violate the intellectual property rights or infringe upon any patent of a third party.  Since the commencement of the action, LifeWatch and Card Guard have dismissed their claims relating to alleged infringement of the ‘878 Patent, Card Guard dropped out of the action, and LifeWatch has continued to pursue its claims relating to the alleged infringement of the ‘143 Patent.  The ‘143 Patent has been in reexamination proceedings at the U.S. Patent Office since February 19, 2010.  During the reexamination, LifeWatch amended all of the claims of the ‘143 Patent in response to the Patent Office’s rejection of all of the claims based on prior art.  On February 1, 2011, the Patent Office indicated that the claims as amended during the reexamination will be issued, and on April 6, 2011 indicated that the Reexamination Certificate issued.  The Company believes that LifeWatch’s claims under the original ‘143 Patent and under the amended claims of the Reexamination Certificate are without merit and intends to defend the litigation vigorously.  The parties currently are in the middle of briefing on claim construction issues.  A claim construction hearing date has not yet been set by the Court.  Consistent with the accounting for contingent liabilities, no accrual has been recorded in the financial statements. The Company believes that the claims are without merit and intends to defend the litigation vigorously.

Item 1A.  Risk Factors.

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, as well as the information contained in this Quarterly Report and our other reports and registration statements filed with the SEC. There have been no material changes from the risk factors previously disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Removed and Reserved

Item 5. Other Information

Not applicable.

Item 6.  Exhibits.

EXHIBIT INDEX

Exhibit Number

10.1	Employment Agreement, dated February 7, 2011, between the Registrant and Peter Ferola.*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                                                           Filed herewith.

CardioNet, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIONET, INC.

Date: May 6, 2011	By:	/s/ Heather C. Getz
Heather C. Getz, CPA
Chief Financial Officer
(Principal Financial Officer and authorized officer of the Registrant)