Form 10-Q
period 2011-06-30
CardioNet, Inc.
filed 2011-08-09
CIK 1113784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 1, 2011, 24,401,199 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

CARDIONET, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2011

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CARDIONET, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	June 30, 2011	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$16,360	$18,705
Short-term available-for-sale-investments	28,617	26,779
Accounts receivable, net of allowance for doubtful accounts of $8,453 and $11,779, at June 30, 2011 and December 31, 2010, respectively	26,276	24,978
Other receivables	2,845	3,041
Inventory	1,478	1,461
Prepaid expenses and other current assets	3,209	3,086

Total current assets	78,785	78,050

Property and equipment, net	17,563	22,000
Intangible assets, net	3,154	3,764
Goodwill	49,362	49,362
Other assets	3,384	3,516

Total assets	$152,248	$156,692

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,863	$7,127
Accrued liabilities	9,642	9,881
Deferred revenue	550	408

Total current liabilities	15,055	17,416

Deferred tax liability	3,191	3,191
Deferred rent	971	1,157

Total liabilities	19,217	21,764

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 24,334,989 and 24,251,170 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	24	24
Paid-in capital	250,421	247,747
Accumulated other comprehensive (loss) income	(5)	8
Accumulated deficit	(117,409)	(112,851)

Total stockholders’ equity	133,031	134,928

Total liabilities and stockholders’ equity	$152,248	$156,692

See accompanying notes.

CARDIONET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Net patient service revenues	$28,010	$31,939	$58,442	$63,755
Product revenues	3,627	—	7,194	—
Total revenues	31,637	31,939	65,636	63,755

Cost of revenues:
Net patient service cost of revenues	11,176	11,835	22,883	23,584
Product cost of revenues	1,842	—	3,787	—
Total cost of revenues	13,018	11,835	26,670	23,584

Gross profit	18,619	20,104	38,966	40,171
Operating expenses:
General and administrative	8,985	8,548	18,660	18,225
Sales and marketing	7,395	6,876	15,460	14,873
Bad debt expense	2,902	4,484	5,292	9,124
Research and development	1,361	1,230	3,043	2,473
Integration, restructuring and other charges	1,014	1,128	1,138	3,073

Total expenses	21,657	22,266	43,593	47,768

Loss from operations	(3,038)	(2,162)	(4,627)	(7,597)
Other income, net	36	20	73	24

Loss before income taxes	(3,002)	(2,142)	(4,554)	(7,573)
Income tax expense	(4)	—	(4)	—

Net loss	(3,006)	(2,142)	(4,558)	(7,573)

Net loss per common share:
Basic and diluted	$(0.12)	$(0.09)	$(0.19)	$(0.32)

Weighted average number of common shares outstanding:
Basic and diluted	24,401,199	24,083,080	24,350,037	24,010,839

See accompanying notes.

CARDIONET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net loss	$(4,558)	$(7,573)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,113	6,136
Provision for doubtful accounts	5,292	9,124
Stock-based compensation	2,380	1,866
Amortization of intangibles	610	246
Amortization of investment premium	261	98
(Decrease) increase in deferred rent	(186)	(143)
Other non-cash adjustments	—	(19)
Changes in operating assets and liabilities:
Accounts receivable	(6,394)	(2,453)
Prepaid expenses and other current assets	(140)	(1,360)
Other assets	132	(194)
Accounts payable	(2,264)	(2,597)
Accrued and other liabilities	(97)	(459)

Net cash provided by operating activities	1,149	2,672

Investing activities
Purchases of property and equipment	(1,676)	(2,726)
Purchases of short-term available-for-sale investments	(28,335)	(26,330)
Sale or maturity of short-term available-for-sale investments	26,223	—

Net cash used in investing activities	(3,788)	(29,056)

Financing activities
Proceeds from the exercise of employee stock options and employee stock purchase plan contributions	294	1,182

Net cash provided by financing activities	294	1,182

Net decrease in cash and cash equivalents	(2,345)	(25,202)
Cash and cash equivalents — beginning of period	18,705	49,152

Cash and cash equivalents — end of period	$16,360	$23,950

Supplemental disclosure of cash flow information
Cash paid for interest	$1	$2
Cash paid for taxes	$138	$522

See accompanying notes.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

1.     Summary of Significant Accounting Policies

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows.  In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and necessary for a fair presentation of CardioNet, Inc.’s (the “Company” or “CardioNet”) financial position as of June 30, 2011 and December 31, 2010, the results of operations for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010.  The financial data and other information disclosed in these notes to the financial statements related to the three and six months ended June 30, 2011 and 2010 are unaudited. The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for any future period.

Net Loss

The Company computes net loss per share in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 260, Earnings Per Share.  The following summarizes the potential outstanding common stock of the Company at June 30, 2011 and 2010:

	June 30, 2011	June 30, 2010
Common stock options and restricted stock units outstanding	2,610,168	2,121,437
Common stock options and restricted stock units available for grant	2,295,931	1,675,171
Common stock held by certain employees and unvested	—	2,396
Common stock	24,334,989	24,161,517
Total	29,241,088	27,960,521

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including stock options and warrants, as applicable.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(3,006)	$(2,142)	$(4,558)	$(7,573)
Denominator:
Weighted average shares used in computing diluted net loss per share	24,401,199	24,083,080	24,350,037	24,010,839
Basic and diluted net loss per share	$(0.12)	$(0.09)	$(0.19)	$(0.32)

If the outstanding vested options or restricted stock units were exercised or converted into common stock, the result would be anti-dilutive for the three and six months ended June 30, 2011 and 2010. Accordingly, basic and diluted net loss per share are identical for the three and six months ended June 30, 2011 and 2010.

Comprehensive Loss

Comprehensive loss consists of net loss and all changes in stockholders’ equity from non-stockholder sources. The following summarizes the components of the Company’s comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net loss	$(3,006)	$(2,142)	$(4,558)	$(7,573)
Other comprehensive (loss) income:
Unrealized (loss) gain on securities	(4)	(19)	(13)	(19)
Total comprehensive loss	(3,010)	(2,161)	(4,571)	(7,592)

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

Accounts Receivable

Receivables are recorded at the time revenue is recognized, net of contractual allowances. The Company makes estimates each quarter regarding the collectability of its receivables as of the balance sheet date. The estimates take into consideration the most recent information available to the Company, as well as cash collection trends and the aging of receivables. Receivables are presented on the balance sheet net of allowances for doubtful accounts. Receivables are written off when the Company believes the likelihood for collection is remote, the receivables have been fully reserved, and when the Company believes collection efforts have been fully exhausted and it does not intend to devote additional resources in attempting to collect. The Company performs write-offs quarterly. The Company wrote off $7,679 of receivables in the first half of 2011. The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts. There was no impact on the net receivables reported on the balance sheet as of June 30, 2011, or bad debt expense reported on the statement of operations for the six months ended June 30, 2011, as a result of this write-off. Additionally, the Company recorded bad debt expense of $5,292 and $9,124 for the six months ended June 30, 2011 and 2010, respectively.

Goodwill

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

The Company’s income before and after income taxes for the six months ended June 30, 2011 and 2010, was reduced by $2,380 and $1,866, respectively, as a result of stock-based compensation expense incurred. The impact of stock-based compensation expense was $(0.10) and $(0.08) on basic and diluted earnings per share for the six months ended June 30, 2011 and 2010, respectively.

The Company estimates the fair value of its share-based awards to employees and directors using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the use of certain subjective assumptions. The most significant of these assumptions are the estimates of the expected volatility of the market price of the Company’s stock and the expected term of the award. The Company bases its estimates of expected volatility on a group of similar entities whose stock prices are publicly available. The expected term represents the period of time that stock-based awards granted are expected to be outstanding. Other assumptions used in the Black-Scholes option valuation model include the risk-free interest rate and expected dividend yield. The risk-free interest rate for periods pertaining to the contractual life of each option is based on the U.S. Treasury yield of a similar duration in effect at the time of grant. The Company has never paid, and does not expect to pay, dividends in the foreseeable future.

The Company utilized the Black-Scholes valuation model for estimating the fair value of stock options granted using the following weighted average assumptions:

	Six Months Ended June 30,
	2011	2010
Expected dividend yield	0%	0%
Expected volatility	65%	65%
Risk-free interest rate	2.49%	2.43%
Expected life	6.25 years	6.25 years

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

Based on the above assumptions, the per share weighted average fair value of the options granted under the stock option plan for the six months ended June 30, 2011 and 2010 was $2.84 and $4.30, respectively.

The following table summarizes activity under all stock award plans from December 31, 2010 through June 30, 2011:

		Options Outstanding
	Shares		Weighted
	Available	Number	Average
	for Grant	of Shares	Exercise Price
Balance — December 31, 2010	1,649,723	2,102,376	$12.18
Additional options available for grant	1,207,210	—	—
Granted	(534,055)	534,055	4.76
Canceled	91,091	(91,091)	22.44
Exercised	—	(34,012)	14.39

Balance — March 31, 2011	2,413,969	2,511,328	$9.70

Granted	(185,278)	185,278	$4.46
Canceled	67,240	(67,240)	$10.36
Exercised	—	(19,198)	$8.09

Balance — June 30, 2011	2,295,931	2,610,168	$9.33

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

Additional information regarding options outstanding is as follows:

	June 30, 2011	June 30, 2010
Range of exercise prices (per option)	$0.70 - $31.18	$0.70 - $31.18
Weighted average remaining contractual life (years)	8.45	8.06

Employee Stock Purchase Plan

On March 17, 2011, 77,822 shares were purchased in accordance with the Employee Stock Purchase Plan (ESPP). Net proceeds to the Company from the issuance of shares of common stock under the ESPP for the six months ended June 30, 2011 were $286. In January 2011, the number of shares available for grant was increased by 241,442, per the ESPP plan documents. At June 30, 2011, approximately 544,764 shares remain available for purchase under the ESPP.

New Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The ASU is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance changes certain fair value measurement principles and disclosure requirements. The Company does not expect the amendments to U.S. GAAP to have a material impact on its results of operations, cash flows, or financial position.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The ASU is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity and states that an entity has the option to present the total of comprehensive income, the components of income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, entities are required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive are presented. The Company does not expect the amendments to U.S. GAAP to have material impact on its results of operations, cash flows, or financial position.

In July 2011, the FASB issued ASU 2011-07, Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities. The ASU is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance changes certain presentation and disclosure requirements for Patient Service Revenue.

2.              Available-for-Sale Investments

The Company invests its excess funds in securities issued by the U.S. government, corporations, banks, municipalities, financial holding companies and in money market funds comprised of these same types of securities. Cash and cash equivalents and available-for-sale investments are placed with high credit quality financial institutions. Additionally, the Company diversifies the investment portfolio in order to maintain safety and liquidity. The Company does not hold mortgage-backed securities. As of June 30, 2011, all of the investments will mature within one year. These investments are recorded at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity.

Investments have been classified as available-for-sale investments. At June 30, 2011, available-for-sale investments are detailed as follows:

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate debt securities	$24,113	$2	$(6)	$24,109
U.S. Treasury and agency debt securities	4,509	1	(2)	4,508
Total	$28,622	$3	$(8)	$28,617

At December 31, 2010, available-for-sale investments are detailed as follows:

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate debt securities	$13,132	$2	$(5)	$13,129
U.S. Treasury and agency debt securities	13,639	11	—	13,650
Total	$26,771	$13	$(5)	$26,779

Net unrealized gains on available-for-sale investments are included as a component of stockholders’ equity and comprehensive loss until realized from a sale or other-than-temporary impairment. Realized gains and losses from the sale of securities are determined on a specific identification basis. Purchases and sales of investments are recorded on their trade dates. The Company recorded realized gains for the six months ended June 30, 2011 and 2010 of $1 and $0, respectively. Dividend and interest income are recognized when earned. Interest income for the six months ended June 30, 2011 and 2010 was $335 and $119, respectively, which were partially offset by $261 and $98 related to amortization of investment premiums.

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

•                  Level 1 — Valuations based on quoted prices for identical assets or liabilities in active markets at the measurement date. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. The Company’s Level 1 assets consist of cash and money market funds, as well as U.S. Treasury and agency debt securities.

•                  Level 2 — Valuations based on quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data, such as alternative pricing sources with reasonable levels of price transparency. The Company’s

Level 2 assets consist of fixed income securities such as corporate debt securities including commercial paper and corporate bonds.

•                  Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The Company has not measured the fair value of any of the assets using Level 3 inputs.

No transfers were made into or out of the different category levels, nor did the Company categorize any of its investments as Level 3 at June 30, 2011 and December 31, 2010. The Company will continue to review the fair value inputs on a quarterly basis.

The fair value of the Company’s financial assets subject to the disclosure requirements of ASC 820 was determined using the following levels of inputs at June 30, 2011:

Fair Value Measurements at June 30, 2011

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$9,116	$—	$—	$9,116
Money market funds	7,244	—	—	7,244
Corporate debt securities	—	24,109	—	24,109
U.S. Treasury and agency debt securities	4,508	—	—	4,508
Total	$20,868	$24,109	$—	$44,977

The fair value of the Company’s financial assets subject to the disclosure requirements of ASC 820 was determined using the following levels of inputs at December 31, 2010:

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

2011 Integration

During the six months ended June 30, 2011, the Company incurred charges related to the integration of operations in connection with the Biotel acquisition of $697. The Company expects the integration to be substantially completed by the end of 2011. The Company expects to incur approximately $850 in total costs associated with this integration. Additionally, the Company incurred other charges of $441 for the six months ended June 30, 2011, related primarily to legal costs associated with current litigation.

A summary of the reserve activity related to the 2011 integration of Biotel operations as of June 30, 2011 is as follows:

	Initial Reserve Recorded	Payments through June 30, 2011	Balance as of June 30, 2011
Severance and employee related costs	$697	$219	$478

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

Other Charges

The Company incurred other charges of $510 for the six months ended June 30, 2010, including legal costs related to the Company’s defense of class-action and patent infringement lawsuits. Additional information regarding legal proceedings can be found in Note 6.

5.              Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur. The Company reviews and updates its estimated annual effective tax rate each quarter. For the six months ended June 30, 2011, the Company’s estimated annual effective tax rate was zero. The Company recorded $4 of tax expense for the six months ended June 30, 2011.

As of June 30, 2011, in accordance with ASC 740, the Company maintained a full valuation allowance against net deferred tax assets. The Company will continue to maintain a full valuation allowance until such time it can reasonably estimate the probability of realizing a benefit from the deferred tax assets. There has been no material change to the amount of unrecognized tax expense or benefit reported as of June 30, 2011.

6.              Segment Information

ASC 280, “Segment Reporting”, establishes standards for reporting information regarding operating segments in annual financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group in making decisions on how to allocate resources and assess performance.

The Company aggregates its operations into two reportable business segments, service and products. The patient service business segment’s principal focus is on the diagnosis and monitoring of cardiac arrhythmias, or heart rhythm disorders, through its core Mobile Cardiac Outpatient Telemetry (MCOT), event and Holter services. The product business segment, which was developed through the Biotel acquisition in December 2010, focuses on the development, manufacturing, testing and marketing of medical devices and related software to medical companies, clinics and hospitals.

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Service	$28,010	$31,939	$58,442	$63,755
Product	3,627	—	7,194	—
Total revenues	31,637	31,939	65,636	63,755

(Loss) before income taxes:
Service	(2,724)	(2,142)	(4,277)	(7,573)
Product	(278)	—	(277)	—
Total loss before income taxes	(3,002)	(2,142)	(4,554)	(7,573)

Depreciation and amortization:
Service	2,968	3,185	6,013	6,382
Product	342	—	710	—
Total depreciation and amortization	3,310	3,185	6,723	6,382

Capital expenditures:
Service	1200	1,248	1531	2,726
Product	80	—	145	—
Total capital expenditures	1,280	1,248	1,676	2,726

	June 30,	December 31,
	2011	2010
Total assets:
Service	149,274	153,402
Other	2,974	3,290
Total assets	152,248	156,692

7.  Legal Proceedings

On March 5, 2010, West Palm Beach Police Pension Fund filed a putative class action complaint in California Superior Court, San Diego County asserting claims for violations of Sections 11, 12 and 15 of the Securities Act of 1933, as amended, against CardioNet, nine current and former officers and directors of CardioNet and six underwriters of CardioNet’s initial public offering (IPO) and/or Secondary Offering (together with the IPO, the “Offerings”). The complaint filed also asserted claims for alleged violations of Sections 25401 and 25501 of the California Corporations Code against defendants James M. Sweeney and Fred Middleton. The plaintiff seeks to bring claims on behalf of all those who acquired the common stock of CardioNet pursuant and/or traceable to the Company’s Offerings. On March 10, 2010, plaintiff filed an Amended Complaint that deleted the claims for violations of the California Corporations Code. The claims are based on purported misrepresentations and omissions in the Registration Statements for the Offerings relating to alleged business decisions made by CardioNet that were supposedly not disclosed to investors and alleged misstatements concerning CardioNet’s business. On April 5, 2010, all defendants removed the case to the Southern District of California.  On April 7, 2010, defendants filed a Motion to Transfer the case to the Eastern District of Pennsylvania.  On April 23, 2010, the plaintiff moved to remand the case to state court. On March 24, 2011, the court granted the plaintiff’s Motion remanding the case to the Superior Court of the State of California. Upon remand, the parties agreed by stipulation that defendants’ response to the Amended Complaint would be due on or before May 12, 2011.  On May 12, 2011, defendants filed a demurrer seeking dismissal of the action for failure to state a cause of action.  Plaintiffs filed an opposition to the demurrer on July 11, 2011 and defendants  filed a reply on August 1, 2011.  The Court is scheduled to hear argument on the demurrer on September 2, 2011.  In addition, on May 10, 2011, plaintiff served discovery requests on defendants.  Defendants served timely responses to the discovery requests and objected to them on various grounds.  In conjunction with those objections, on May 25, 2011 defendants filed a motion for a protective order seeking a stay of discovery until the Court has decided defendants’ demurrer as provided for under the Private Securities Litigation Reform Act.  That motion has been fully briefed, and the Court is scheduled to hear oral argument on defendants’ motion for a protective order on August 5, 2011.  Consistent with the accounting for contingent liabilities, no accrual has been recorded in the financial statements. The Company believes that the claims are without merit and intends to defend the litigation vigorously.

On September 25, 2009, LifeWatch Services, Inc. (“LifeWatch”), and Card Guard Scientific Survival, Ltd. (“Card Guard”), the licensee and owner, respectively, of U.S. Patent Nos. 7,542,878 B2 (“the ‘878 Patent”) and 5,730,143 (“the ‘143 Patent”) commenced a patent infringement action against CardioNet’s wholly owned subsidiary, Braemar Inc. (“Braemar”), and one of Braemar’s customers, eCardio Diagnostics, LLC (“eCardio”), in the District Court for the Northern District of Illinois, Case No. 09-CV-6001.  The action alleges that Braemar and eCardio had infringed the ‘878 and ‘143 Patents.  Braemar and eCardio have denied those allegations.  The Supply Agreement between Braemar and eCardio provides that Braemar will hold eCardio harmless from any liability it incurs in connection with a claim that Braemar’s products violate the intellectual property rights or infringe upon any patent of a third party.  Since the commencement of the action, LifeWatch and Card Guard have dismissed their claims relating to alleged infringement of the ‘878 Patent, Card Guard dropped out of the action, and LifeWatch has continued to pursue its claims relating to the alleged infringement of the ‘143 Patent.  The ‘143 Patent was in reexamination proceedings at the U.S. Patent Office from February 19, 2010 through April 26, 2011.  During the reexamination, LifeWatch amended all of the claims of the ‘143 Patent in response to the Patent Office’s rejection of all of the claims based on prior art.  On April 26, 2011, the Reexamination Certificate issued with the amended claims.  The Company believes that LifeWatch’s claims under the original ‘143 Patent and under the amended claims of the Reexamination Certificate are without merit and intends to defend the litigation vigorously.  The parties have completed briefing on claim construction issues.  A claim construction hearing date has been set by the Court for October 26, 2011.  Consistent with the accounting for contingent liabilities, no accrual has been recorded in the financial statements. The Company believes that the claims are without merit and intends to defend the litigation vigorously.

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

The Company’s Conshohocken location has been an approved Independent Diagnostic Testing Facility (“IDTF”) by Medicare since it received 510(k) clearance for the first and second generation of its core MCOT devices in 2002. The CardioNet Monitoring Center commenced operations in Conshohocken, Pennsylvania in 2002, concurrent with its first FDA approval, and all of the Company’s MCOT arrhythmia monitoring activities are currently conducted at that location. The Company received FDA 510(k) clearance for the proprietary algorithm included in its third generation product, or C3, in October 2005. Subsequently in November 2006, the Company received FDA 510(k) clearance for its C3 system which it has incorporated as part of its monitoring solution. The Company received FDA 510(k) clearance for its next generation platform in April 2010 and expects the product to launch later this year. The Company continues to pursue innovation of new and existing medical solutions through investments in research and development.

In December 2010, the Company completed the acquisition of Biotel Inc. (“Biotel”), and its wholly owned subsidiaries, Braemar, Inc. (“Braemar”) and Agility Centralized Research Services, Inc. (“Agility”). The acquisition gave the Company the ability to develop, manufacture, test and market medical devices and related software to medical companies. Additionally, the acquisition gave the Company access to established customer relationships, entry into the clinical trial service business and the ability to diversify its product and service offerings.

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

On November 2, 2010, CMS published The Medicare Program Final Rule establishing a national rate for the MCOT technology (CPT Code 93229). CMS valued the CPT code at 20.14 relative value units, which was multiplied by an annually determined conversion factor to establish the amounts paid under the physician fee schedule. Using the formula and values currently in place, the Company’s national rate is approximately $739 per service, which became effective January 1, 2011. This is a decrease of approximately 2% from the Company’s local carrier rate of $754 per service that was previously established by HMS. The 2% rate decline did not have a material impact on revenue for the three and six months ended June 30, 2011.

After receiving the CPT code in the first quarter of 2009, the Company received pressure from several commercial payors to renegotiate reimbursement rate contracts. This pressure led to a substantial decline in our average commercial reimbursement rates in the first half of 2009. During the second half of 2009 and throughout the first half of 2010 we saw commercial reimbursement rates stabilize. The Company experienced a decline in commercial reimbursement rates during the second half of 2010. However, the Company experienced an increase in the first half of 2011 as a result of fewer non-contracted commercial patients. The Company expects to experience some fluctuation in its average commercial reimbursement rates due to variations in payor mix. Overall, we expect the average commercial reimbursement rates to remain stable or decline over time.

We have successfully secured contracts with most national and regional commercial payors. As of June 30, 2010, we have 328 MCOT contracts with commercial payors, compared to 304 at December 31, 2010. The current estimated total of over 215 million covered lives for Medicare and commercial lives for which we had reimbursement contracts as of June 30, 2011 represents approximately 83% of the total covered lives in the United States. The MCOT contracts also cover event, Holter and pacemaker service pricing. In addition, as of June 30, 2011 there were approximately 189 contracts with commercial payors that pertained only to event, Holter and pacemaker service pricing, and did not cover MCOT. The majority of the remaining covered lives are insured by a small number of large commercial insurance companies that deemed MCOT to be experimental in nature and do not currently reimburse us for services provided to their beneficiaries.

Patient and Other Revenue

Patient revenue includes revenue from MCOT, event, Holter and pacemaker monitoring services. Other revenue includes revenue from product sales, product repairs, contract research services and all other revenue that is not patient related. The Company receives a significant portion of its revenue from third party commercial insurance organizations and governmental entities. It also receives reimbursement directly from patients through co-pay and self-pay arrangements. Revenue from non-contracted commercial payors is recorded at net realizable value based on historical payment patterns. Billings for services reimbursed by contract third party payors, including Medicare, are recorded as revenue net of contractual allowances. Adjustments to the estimated receipts, based on final settlement with the third party payors, are recorded upon settlement. If the Company does not have sufficient historical information regarding collectability from a given payor to support revenue recognition at the time of service, revenue is recognized when cash is received. Unearned amounts are appropriately deferred until service is performed.

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

The ultimate collection of accounts receivable may not be known for several months after services have been provided and billed. The Company records bad debt expense based on the aging of the receivable using historical Company-specific data. The percentages and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods and analyses, including current and historical cash collections, and bad debt write-offs. The Company will write-off receivables when the likelihood for collection is remote, the receivables have been fully reserved, and when the Company believes collection efforts have been fully exhausted and it does not intend to devote additional resources in attempting to collect. The Company performs write-offs on a quarterly basis. The Company wrote off $7.7 million of receivables in the six months ended June 30, 2011. The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts. There was no impact on the net receivables reported on the balance sheet as of June 30, 2011, or bad debt expense reported on the statement of operations for the three or six months ended June 30, 2011, as a result of this write-off.

Restructuring Activities

During the first half of 2011, the Company incurred charges related to the integration of operations in connection to the Biotel acquisition. The Company incurred integration costs of $1.1 million for the six months ended June 30, 2011 which consisted of $0.7 million of severance and other employee related expenses and $0.4 million of other charges.

During the first quarter of 2010, the Company undertook an initiative to streamline its sales and service organizations and reduce support costs Company-wide. It also initiated plans to close its event monitoring facility in Georgia and consolidate it with the Company’s monitoring facilities in Pennsylvania and Minnesota. The Company realized cost efficiencies by undertaking these initiatives. The total cost of the restructuring plan was approximately $3,523. The Company incurred restructuring expenses of $2,563 for the six months ended June 30, 2010. The restructuring activities were substantially complete as of December 31, 2010.

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

Results of Operations

Three Months Ended June 30, 2011 and 2010

Revenues.    Total revenues for the three months ended June 30, 2011 decreased to $31.6 million from $31.9 million for the three months ended June 30, 2010, a decrease of $0.3 million, or 0.9%. MCOT™ revenue declined $5.2 million primarily due to lower average reimbursement, as well as slightly lower volume which the Company is addressing through increased investment in sales and marketing. This decline in MCOT™ revenue was partially offset by the additional $3.6 million in revenue generated from product sales, product repairs and contract research services, as well as on increase in other patient revenue of $1.3 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Gross Profit.    Gross profit decreased to $18.6 million for the three months ended June 30, 2011 from $20.1 million for the three months ended June 30, 2010. The decrease of $1.5 million, or 7.4%, was due primarily to a decrease in MCOT™ reimbursement rates and the inclusion of costs of goods sold related to the Biotel acquisition which carry a lower gross profit margin.  Gross profit as a percentage of revenue declined to 58.9% for the three months ended June 30, 2011 compared to 62.9% for the three months ended June 30, 2010.

General and Administrative Expense.    General and administrative expense was $9.0 million for the three months ended June 30, 2011 compared to $8.5 million for the three months ended June 30, 2010. The increase of $0.5 million, or 5.1%, was due primarily to higher payroll and other employee related costs, and higher amortization expense totaling $0.6 million related to the Biotel acquisition, offset by lower miscellaneous CardioNet expenses. As a percent of total revenues, general and administrative expense was 28.4% for the three months ended June 30, 2011 compared to 26.8% for the three months ended June 30, 2010.

Sales and Marketing Expense.    Sales and marketing expense was $7.4 million for the three months ended June 30, 2011 compared to $6.9 million for the three months ended June 30, 2010. The increase of $0.5 million, or 7.5%, was primarily due to higher payroll and other employee related expenses. As a percent of total revenues, sales and marketing expense was 23.4% for the three months ended June 30, 2011 compared to 21.5% for the three months ended June 30, 2010.

Bad Debt Expense.    Bad debt expense was $2.9 million for the three months ended June 30, 2011 compared to $4.5 million for the three months ended June 30, 2010. The decrease of $1.6 million, or 35.3%, was due primarily to improved cash collections that resulted in lower gross receivable balances moving into older aging brackets with higher reserve percentages. The bad debt expense recorded for the three months ended June 30, 2011 was based upon an evaluation of historical collection experience of accounts receivable, by age, for various payor classes. As a percentage of net patient service revenues, bad debt expense was 10.4% for the three months ended June 30, 2011 compared to 14.0% for the three months ended June 30, 2010.

Research and Development Expense.    Research and development expense was $1.4 million for the three months ended June 30, 2011 compared to $1.2 million for the three months ended June 30, 2010.  The increase of $0.2 million, or 10.7%, was due primarily to the inclusion of Biotel’s expenses. As a percent of total revenues, research and development expense was 4.3% for the three months ended June 30, 2011 compared to 3.9% for the three months ended June 30, 2010.

Integration, Restructuring and Other Charges.    The Company incurred integration and restructuring charges related to integration of Biotel operations of $0.6 million for the three months ended June 30, 2011, primarily relating to severance and employee related costs, travel and other costs. The Company incurred $0.4 million of other charges related primarily to legal fees incurred in connection with current litigation. Integration, restructuring and other charges were 3.2% of total revenues for the three months ended June 30, 2011.

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

Net Loss.    The Company incurred a net loss of $3.0 million for the three months ended June 30, 2011 compared to a net loss of $2.1 million for the three months ended June 30, 2010.

Six Months Ended June 30, 2011 and 2010

Revenues.    Total revenues for the six months ended June 30, 2011 increased to $65.6 million from $63.8 million for the six months ended June 30, 2010, an increase of $1.8 million, or 3.0%. The increase was primarily due to $7.2 million generated from product sales, product repairs and contract research services related to the Biotel acquisition, as well as an increase in other patient revenue of $1.5 million. The increase was offset by a decrease in MCOT™ patient service revenue of $6.9 million, due primarily to a decrease in average reimbursement rates and a slight decrease in volume for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Gross Profit.    Gross profit decreased to $39.0 million for the six months ended June 30, 2011 from $40.2 million for the six months ended June 30, 2010. The decrease of $1.2 million, or 3.0%, was due primarily to a decline in MCOT™ patient service revenue and the inclusion of costs of goods sold related to the Biotel acquisition which carry a lower gross profit margin. Gross profit as a percentage of total revenue declined to 59.4% for the six months ended June 30, 2011 compared to 63.0% for the six months ended June 30, 2010.

General and Administrative Expense.    General and administrative expense was $18.7 million for the six months ended June 30, 2011 compared to $18.2 million for the six months ended June 30, 2010. The increase of $0.5 million, or 2.4%, was due primarily to higher payroll and other employee related expenses, amortization and miscellaneous expenses of $1.7 million related to the Biotel acquisition, offset by lower legal expenses of $0.9 million and other miscellaneous expenses of $0.3 million related to CardioNet operations. As a percent of total revenues, general and administrative expense was 28.4% for the six months ended June 30, 2011 compared to 28.6% for the six months ended June 30, 2010.

Sales and Marketing Expense.    Sales and marketing expense was $15.5 million for the six months ended June 30, 2011 compared to $14.9 million for the six months ended June 30, 2010. The increase of $0.6 million, or 3.9%, was due primarily to higher payroll and other employee related expenses and outside consulting services. As a percent of total revenues, sales and marketing expense was 23.6% for the six months ended June 30, 2011 compared to 23.3% for the six months ended June 30, 2010.

Bad Debt Expense.    Bad debt expense was $5.3 million for the six months ended June 30, 2011 compared to $9.1 million for the six months ended June 30, 2010. The decrease of $3.8 million, or 42.0%, was due primarily to improved cash collections that resulted in lower gross receivable balances moving into older aging brackets with higher reserve percentages. The bad debt expense recorded for the six months ended June 30, 2011 was based upon an evaluation of historical collection experience of accounts receivable, by age, for various payor classes. As a percentage of net patient service revenues, bad debt expense was 9.1% for the six months ended June 30, 2011 compared to 14.3% for the six months ended June 30, 2010.

Research and Development Expense.    Research and development expense was $3.0 million for the six months ended June 30, 2011 compared to $2.5 million for the six months ended June 30, 2010.  The increase of $0.5 million, or 23.0%, was primarily due to the inclusion of Biotel’s expenses. As a percent of total revenues, research and development expense was 4.6% for the six months ended June 30, 2011 compared to 3.9% for the six months ended June 30, 2010.

Integration, Restructuring and Other Charges.    The Company incurred integration and restructuring charges related to integration of Biotel operations of $0.7 million for the six months ended June 30, 2011, primarily relating to severance and employee related costs, travel and other costs. The Company incurred $0.4 million of other charges related primarily to legal fees incurred in connection with current litigation. Integration, restructuring and other charges were 1.7% of total revenues for the six months ended June 30, 2011.

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

Net Loss.    The Company incurred a net loss of $4.6 million for the six months ended June 30, 2011 compared to a net loss of $7.6 million for the six months ended June 30, 2010.

Liquidity and Capital Resources

The Company’s Annual Report on Form 10-K for the year ended December 31, 2010 includes a detailed discussion of our liquidity, contractual obligations and commitments. The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

As of June 30, 2011, our principal source of liquidity was cash and cash equivalents of $16.4 million, available-for-sale investments of $28.6 million and net accounts receivable of $29.1 million. The Company has no short or long-term debt and does not anticipate needing to secure financing from external sources for cash to operate the business. The Company had working capital of $63.7 million as of June 30, 2011, up from $60.6 million at December 31, 2010, driven mostly by higher net accounts receivable and lower accounts payable. We believe that our existing cash and cash equivalent balances will be sufficient to meet our anticipated cash requirements for the foreseeable future.

The Company generated $1.1 million of cash from operations for the six months ended June 30, 2011. Cash was used primarily to fund the Company’s ongoing operations during the six month period that resulted in a $4.6 million net loss, and to fund its net working capital requirements. The net loss and changes in working capital were partially offset by $14.5 million of non-cash items related to depreciation, amortization, provision for doubtful accounts and stock compensation expense.

The Company used $3.8 million of cash for investing activities for the six months ended June 30, 2011. This was driven primarily by the use of $1.7 million for the investment in medical devices and other property and equipment for use in its ongoing operations. In addition, the Company used $28.3 million of cash for the purchase of available-for-sale securities for the six months ended June 30, 2011, which was offset by $26.2 million of proceeds from the maturity of certain of its short term investments. The Company believes that if necessary the available-for-sale investments can be converted to cash in a short period of time.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our cash and cash equivalents as of June 30, 2011 were $16.4 million and consisted primarily of cash and money market funds with maturities of less than 90 days. The Company also has $28.6 million of available-for-sale securities with maturities of less than one year. The Company believes that if necessary these securities can be converted to cash in a short period of time. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while, at the same time, maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, our investment policy allows us to maintain a portfolio of cash equivalents and short term investments in a variety of securities including money market funds and corporate debt securities. Due to the short term nature of our investments, we believe we have no material exposure to interest rate risk.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ending June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings.

On March 5, 2010, West Palm Beach Police Pension Fund filed a putative class action complaint in California Superior Court, San Diego County asserting claims for violations of Sections 11, 12 and 15 of the Securities Act of 1933, as amended, against CardioNet, nine current and former officers and directors of CardioNet and six underwriters of CardioNet’s initial public offering (IPO) and/or Secondary Offering (together with the IPO, the “Offerings”). The complaint filed also asserted claims for alleged violations of Sections 25401 and 25501 of the California Corporations Code against defendants James M. Sweeney and Fred Middleton. The plaintiff seeks to bring claims on behalf of all those who acquired the common stock of CardioNet pursuant and/or traceable to the Company’s Offerings. On March 10, 2010, plaintiff filed an Amended Complaint that deleted the claims for violations of the California Corporations Code. The claims are based on purported misrepresentations and omissions in the Registration Statements for the Offerings relating to alleged business decisions made by CardioNet that were supposedly not disclosed to investors and alleged misstatements concerning CardioNet’s business. On April 5, 2010, all defendants removed the case to the Southern District of California.  On April 7, 2010, defendants filed a Motion to Transfer the case to the Eastern District of Pennsylvania.  On April 23, 2010, the plaintiff moved to remand the case to state court. On March 24, 2011, the court granted the plaintiff’s Motion remanding the case to the Superior Court of the State of California. Upon remand, the parties agreed by stipulation that defendants’ response to the Amended Complaint would be due on or before May 12, 2011.  On May 12, 2011, defendants filed a demurrer seeking dismissal of the action for failure to state a cause of action.  Plaintiffs filed an opposition to the demurrer on July 11, 2011 and defendants filed a reply on August 1, 2011.  The Court is scheduled to hear argument on the demurrer on September 2, 2011.  In addition, on May 10, 2011, plaintiff served discovery requests on defendants.  Defendants served timely responses to the discovery requests and objected to them on various grounds.  In conjunction with those objections, on May 25, 2011 defendants filed a motion for a protective order seeking a stay of discovery until the Court has decided defendants’ demurrer as provided for under the Private Securities Litigation Reform Act.  That motion has been fully briefed, and the Court is scheduled to hear oral argument on defendants’ motion for a protective order on August 5, 2011.  Consistent with the accounting for contingent liabilities, no accrual has been recorded in the financial statements. The Company believes that the claims are without merit and intends to defend the litigation vigorously.

On September 25, 2009, LifeWatch Services, Inc. (“LifeWatch”), and Card Guard Scientific Survival, Ltd. (“Card Guard”), the licensee and owner, respectively, of U.S. Patent Nos. 7,542,878 B2 (“the ‘878 Patent”) and 5,730,143 (“the ‘143 Patent”) commenced a patent infringement action against CardioNet’s wholly owned subsidiary, Braemar Inc. (“Braemar”), and one of Braemar’s customers, eCardio Diagnostics, LLC (“eCardio”), in the District Court for the Northern District of Illinois, Case No. 09-CV-6001.  The action alleges that Braemar and eCardio had infringed the ‘878 and ‘143 Patents.  Braemar and eCardio have denied those allegations.  The Supply Agreement between Braemar and eCardio provides that Braemar will hold eCardio harmless from any liability it incurs in connection with a claim that Braemar’s products violate the intellectual property rights or infringe upon any patent of a third party.  Since the commencement of the action, LifeWatch and Card Guard have dismissed their claims relating to alleged infringement of the ‘878 Patent, Card Guard dropped out of the action, and LifeWatch has continued to pursue its claims relating to the alleged infringement of the ‘143 Patent.  The ‘143 Patent was in reexamination proceedings at the U.S. Patent Office from February 19, 2010 through April 26, 2011.  During the reexamination, LifeWatch amended all of the claims of the ‘143 Patent in response to the Patent Office’s rejection of all of the claims based on prior art.  On April 26, 2011, the Reexamination Certificate issued with the amended claims.  The Company believes that LifeWatch’s claims under the original ‘143 Patent and under the amended claims of the Reexamination Certificate are without merit and intends to defend the litigation vigorously.  The parties have completed briefing on claim construction issues.  A claim construction hearing date has been set by the Court for October 26, 2011.  Consistent with the accounting for contingent liabilities, no accrual has been recorded in the financial statements. The Company believes that the claims are without merit and intends to defend the litigation vigorously.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Removed and Reserved

Item 5. Other Information

Not applicable.

Item 6.  Exhibits.

EXHIBIT INDEX

Exhibit Number

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document

* Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

CardioNet, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIONET, INC.

Date: August 9, 2011	By:	/s/ Heather C. Getz
Heather C. Getz, CPA
Chief Financial Officer
(Principal Financial Officer and authorized officer of the
Registrant)