Form 10-Q
period 2011-09-30
CardioNet, Inc.
filed 2011-11-09
CIK 1113784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 4, 2011, 24,522,655 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

CARDIONET, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2011

Forward-Looking Statements

This document includes certain forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995 regarding, among other things, our growth prospects, the prospects for our products and our confidence in the Company’s future. These statements may be identified by words such as “expect,” “may,” “anticipate,” “possible,” “estimate,” “potential,” “intend,” “plan,” “believe,” “forecast,” “promises” and other words and terms of similar meaning. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including important factors that could delay, divert, or change any of them, and could cause actual outcomes and results to differ materially from current expectations. These factors include, among other things, the effect of the Biotel acquisition on our business operations and financial results, effectiveness of our efforts to address operational initiatives, including cost savings initiatives that affect our business, changes to insurance coverage, relationships with our government and commercial payors and reimbursement levels for our products, the success of our sales and marketing initiatives, our ability to attract and retain talented executive management and sales personnel, our ability to identify acquisition candidates, acquire them on attractive terms and integrate their operations into our business, the commercialization of new products, market factors, internal research and development initiatives, partnered research and development initiatives, competitive product development, changes in governmental regulations and legislation, the continued consolidation of payors, acceptance of our new products and services and patent protection, adverse regulatory action and litigation success. For further details and a discussion of these and other risks and uncertainties, please see our public filings with the Securities and Exchange Commission, including our latest periodic reports on Form 10-K and 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CARDIONET, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	September 30, 2011	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$13,814	$18,705
Short-term available-for-sale-investments	29,410	26,779
Accounts receivable, net of allowance for doubtful accounts of $9,049 and $11,779, at September 30, 2011 and December 31, 2010, respectively	24,766	24,978
Other receivables	2,529	3,041
Inventory	1,733	1,461
Prepaid expenses and other current assets	2,865	3,086

Total current assets	75,117	78,050

Property and equipment, net	15,935	22,000
Intangible assets, net	2,850	3,764
Goodwill	49,362	49,362
Other assets	3,391	3,516

Total assets	$146,655	$156,692

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,939	$7,127
Accrued liabilities	9,079	9,881
Deferred revenue	530	408

Total current liabilities	15,548	17,416

Deferred tax liability	3,191	3,191
Deferred rent	878	1,157

Total liabilities	19,617	21,764

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 24,421,377 and 24,251,170 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	24	24
Paid-in capital	251,554	247,747
Accumulated other comprehensive (loss) income	(29)	8
Accumulated deficit	(124,511)	(112,851)

Total stockholders’ equity	127,038	134,928

Total liabilities and stockholders’ equity	$146,655	$156,692

See accompanying notes.

CARDIONET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Net patient service revenues	$23,599	$27,486	$82,041	$91,241
Product revenues	3,003	—	10,197	—
Total revenues	26,602	27,486	92,238	91,241

Cost of revenues:
Net patient service cost of revenues	10,349	11,938	33,232	35,522
Product cost of revenues	1,903	—	5,690	—
Total cost of revenues	12,252	11,938	38,922	35,522

Gross profit	14,350	15,548	53,316	55,719
Operating expenses:
General and administrative	8,655	8,717	27,315	26,942
Sales and marketing	6,621	7,305	22,081	22,178
Bad debt expense	3,263	4,934	8,555	14,058
Research and development	1,329	1,237	4,372	3,710
Integration, restructuring and other charges	1,619	859	2,757	3,932

Total expenses	21,487	23,052	65,080	70,820

Loss from operations	(7,137)	(7,504)	(11,764)	(15,101)
Other income, net	34	34	107	58

Loss before income taxes	(7,103)	(7,470)	(11,657)	(15,043)
Income tax expense	—	—	(4)	—

Net loss	(7,103)	(7,470)	(11,661)	(15,043)

Net loss per common share:
Basic and diluted	$(0.29)	$(0.31)	$(0.48)	$(0.63)

Weighted average number of common shares outstanding:
Basic and diluted	24,450,799	24,161,904	24,383,624	24,061,194

See accompanying notes.

CARDIONET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net loss	$(11,661)	$(15,043)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	8,543	8,789
Provision for doubtful accounts	8,555	14,058
Stock-based compensation	3,297	3,058
Loss on disposal of property and equipment	337	433
Amortization of intangibles	914	310
Amortization of investment premium	408	255
(Decrease) increase in deferred rent	(279)	(234)
Changes in operating assets and liabilities:
Accounts receivable	(7,831)	(11,239)
Inventory	(272)	—
Prepaid expenses and other current assets	221	(785)
Other assets	126	(194)
Accounts payable	(1,188)	(1,724)
Accrued and other liabilities	(680)	(1,513)

Net cash provided by (used in) operating activities	490	(3,829)

Investing activities
Sale or maturity of short-term available-for-sale investments	36,188	2,200
Purchases of short-term available-for-sale investments	(39,264)	(34,684)
Purchases of property and equipment	(2,814)	(3,672)

Net cash used in investing activities	(5,890)	(36,156)

Financing activities
Proceeds from the exercise of employee stock options and employee stock purchase plan contributions	509	1,464

Net cash provided by financing activities	509	1,464

Net decrease in cash and cash equivalents	(4,891)	(38,521)
Cash and cash equivalents — beginning of period	18,705	49,152

Cash and cash equivalents — end of period	$13,814	$10,631

Supplemental disclosure of cash flow information
Cash paid for interest	$2	$3
Cash paid for taxes	$166	$675

See accompanying notes.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

1.              Summary of Significant Accounting Policies

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows.  In the opinion of management, these consolidated financial statements reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of CardioNet, Inc.’s (the “Company” or “CardioNet”) financial position as of September 30, 2011 and December 31, 2010, the results of operations for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010.  The financial data and other information disclosed in these notes to the financial statements related to the three and nine months ended September 30, 2011 and 2010 are unaudited. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for any future period.

Net Loss

The Company computes net loss per share in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 260, Earnings Per Share.  The following summarizes the potential outstanding common stock of the Company at September 30, 2011 and 2010:

	September 30, 2011	September 30, 2010
Common stock options and restricted stock units outstanding	2,536,736	2,007,414
Common stock options and restricted stock units available for grant	2,333,000	1,767,896
Common stock held by certain employees and unvested	—	—
Common stock	24,421,377	24,245,305
Total	29,291,113	28,020,615

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including stock options and warrants, as applicable.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(7,103)	$(7,470)	$(11,661)	$(15,043)
Denominator:
Weighted average shares used in computing diluted net loss per share	24,450,799	24,161,904	24,383,624	24,061,194
Basic and diluted net loss per share	$(0.29)	$(0.31)	$(0.48)	$(0.63)

If the outstanding options or restricted stock units were exercised or converted into common stock, the result would be anti-dilutive for the three and nine months ended September 30, 2011 and 2010. Accordingly, basic and diluted net loss per share are identical for the three and nine months ended September 30, 2011 and 2010.

Comprehensive Loss

Comprehensive loss consists of net loss and all changes in stockholders’ equity from non-stockholder sources. The following summarizes the components of the Company’s comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net loss	$(7,103)	$(7,470)	$(11,661)	$(15,043)
Other comprehensive (loss) income:
Unrealized (loss) gain on securities	(24)	37	(37)	18
Total comprehensive loss	(7,127)	(7,433)	(11,698)	(15,025)

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

Accounts Receivable

Receivables are recorded at the time revenue is recognized, net of contractual allowances. The Company makes estimates each quarter regarding the collectability of its receivables as of the balance sheet date. The estimates take into consideration the most recent information available to the Company, as well as cash collection trends and the aging of receivables. Receivables are presented on the balance sheet net of allowances for doubtful accounts. Receivables are written off when the Company believes the likelihood for collection is remote, the receivables have been fully reserved, and when the Company believes collection efforts have been fully exhausted and it does not intend to devote additional resources in attempting to collect. The Company performs write-offs quarterly. The Company wrote off $10,660 of receivables during the nine months ended September 30, 2011. The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts. There was no impact on the net receivables reported on the balance sheet as of September 30, 2011, or bad debt expense reported on the statement of operations for the nine months ended September 30, 2011, as a result of this write-off. Additionally, the Company recorded bad debt expense of $8,555 and $14,058 for the nine months ended September 30, 2011 and 2010, respectively.

Goodwill

In accordance with ASC 350-20-35, Intangibles — Goodwill and Other, goodwill is reviewed for impairment annually, or when events arise that could indicate that impairment exists. To determine whether impairment exists, the Company estimates the fair value of the reporting unit using an income approach, generally a discounted cash flow methodology that includes assumptions for, among other things, forecasted income, cash flow, growth rates, income tax rates, expected tax benefits and long-term discount rates, all of which require significant judgment. The Company also considers comparable market data to assist in determining the fair value of its reporting unit. There are inherent uncertainties related to these factors and the judgment applied in the analysis. The Company believes that the combination of an income and a market approach provides a reasonable basis to estimate the fair value of its reporting units. If the estimated fair value of a reporting unit is less than its carrying value, impairment may exist and additional analysis will be undertaken to determine the amount of impairment.

The Company experienced a decline in its stock price below its book value during the nine months ended September 30, 2011. The Company considers the stock price decline to be an event that could indicate goodwill impairment has occurred. Goodwill was tested for impairment as of September 30, 2011. A discounted cash flow analysis was performed, taking into consideration revenue and profit projections based on the most recent data available to the Company. The result of the impairment test yielded an estimated fair market value of the reporting unit that was greater than the carrying value. Because the estimated fair value was in excess of the book value, the Company did not proceed to step 2 of the impairment test as described in ASC 350-20-35, Intangibles — Goodwill and Other.

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

The Company’s income before and after income taxes for the nine months ended September 30, 2011 and 2010, was reduced by $3,297 and $3,058, respectively, as a result of stock-based compensation expense incurred. The impact of stock-based compensation expense was $(0.13) on basic and diluted earnings per share for both the nine months ended September 30, 2011 and 2010.

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

The Company utilized the Black-Scholes valuation model for estimating the fair value of stock options granted using the following weighted average assumptions:

	Nine Months Ended September 30,
	2011	2010
Expected dividend yield	0%	0%
Expected volatility	65%	65%
Risk-free interest rate	2.49%	2.37%
Expected life	6.25 years	6.25 years

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

Based on the above assumptions, the per share weighted average fair value of the options granted under the stock option plan for the nine months ended September 30, 2011 and 2010 was $2.84 and $4.16, respectively.

The following table summarizes activity under all stock award plans from December 31, 2010 through September 30, 2011:

		Options Outstanding
	Shares		Weighted
	Available	Number	Average
	for Grant	of Shares	Exercise Price
Balance — December 31, 2010	1,649,723	2,102,376	$12.18
Additional options available for grant	1,207,210	—	—
Granted	(534,055)	534,055	4.76
Canceled	91,091	(91,091)	22.44
Exercised	—	(34,012)	14.39

Balance — March 31, 2011	2,413,969	2,511,328	$9.70

Granted	(185,278)	185,278	$4.46
Canceled	67,240	(67,240)	$10.36
Exercised	—	(19,198)	$8.09

Balance — June 30, 2011	2,295,931	2,610,168	$9.33

Granted	—	—	$—
Canceled	37,069	(37,069)	$13.45
Exercised	—	(36,363)	$4.32

Balance — September 30, 2011	2,333,000	2,536,736	$9.34

Per the plan documents, the 2008 Non-Employee Director Stock Option (NEDS) and Employee Stock Option (ESOP) Plans have an automatic increase in the shares available for grant every January the plans are active. The increase in the shares available for grant under the NEDS plan is equal to the lesser of the number of shares issuable upon the exercise of options granted during the preceding calendar year or such number of shares as determined by the Board of Directors. The increase in the shares available for grant under the ESOP plan is equal to 4% of the total shares outstanding at December 31, 2010.

Additional information regarding options outstanding is as follows:

	September 30, 2011	September 30, 2010
Range of exercise prices (per option)	$0.70 - $31.18	$0.70 - $31.18
Weighted average remaining contractual life (years)	8.20	7.87

Employee Stock Purchase Plan

On March 17, 2011 and September 17, 2011, 77,822 and 85,093 shares were purchased in accordance with the Employee Stock Purchase Plan (ESPP). Net proceeds to the Company from the issuance of shares of common stock under the ESPP for the nine months ended September 30, 2011 were $504. In January 2011, the number of shares available for grant was increased by 241,442, per the ESPP plan documents. At September 30, 2011, approximately 459,671 shares remain available for purchase under the ESPP.

New Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The ASU is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance changes certain fair value measurement principles and disclosure requirements. The Company does not expect the amendments to have a material impact on its results of operations, cash flows, or financial position.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The ASU is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity and states that an entity has the option to present the total of comprehensive income, the components of income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, entities are required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive are presented. The Company does not expect the amendments to have a material impact on its results of operations, cash flows, or financial position.

In July 2011, the FASB issued ASU 2011-07, Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities. The ASU is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance changes certain presentation and disclosure requirements for Patient Service Revenue. The Company does not expect the amendments to have a material impact on its results of operations, cash flows, or financial position.

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The new guidance allows an entity the option to first assess qualitative factors to determine whether existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment leads to the determination that the fair value of the reporting unit is not more likely than not less than the carrying value, then performing a two-step impairment test is no longer necessary.  The Company does not expect the amendments to have a material impact on its results of operations, cash flows, or financial position.

2.              Available-for-Sale Investments

The Company invests its excess funds in securities issued by the U.S. government, corporations, banks, municipalities, financial holding companies and in money market funds comprised of these same types of securities. Cash and cash equivalents and available-for-sale investments are placed with high credit quality financial institutions. Additionally, the Company diversifies the investment portfolio in order to maintain safety and liquidity. As of September 30, 2011, all of the investments will mature within one year. These investments are recorded at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity.

Investments have been classified as available-for-sale investments. At September 30, 2011, available-for-sale investments are detailed as follows:

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate debt securities	$22,426	$—	$(29)	$22,397
U.S. Treasury and agency debt securities	7,013	1	(1)	7,013
Total	$29,439	$1	$(30)	$29,410

At December 31, 2010, available-for-sale investments are detailed as follows:

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate debt securities	$13,132	$2	$(5)	$13,129
U.S. Treasury and agency debt securities	13,639	11	—	13,650
Total	$26,771	$13	$(5)	$26,779

Net unrealized gains on available-for-sale investments are included as a component of stockholders’ equity and comprehensive loss until realized from a sale or other-than-temporary impairment. Realized gains and losses from the sale of securities are determined on a specific identification basis. Purchases and sales of investments are recorded on their trade dates. The Company recorded realized gains for the nine months ended September 30, 2011 and 2010 of $1 and $0, respectively. Dividend and interest income are recognized when earned. Interest income for the nine months ended September 30, 2011 and 2010 was $515 and $310, respectively, which were partially offset by $408 and $255 related to amortization of investment premiums.

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

No transfers were made into or out of the different category levels, nor did the Company categorize any of its investments as Level 3 at September 30, 2011 and December 31, 2010. The Company will continue to review the fair value inputs on a quarterly basis.

The fair value of the Company’s financial assets subject to the disclosure requirements of ASC 820 was determined using the following levels of inputs at September 30, 2011:

Fair Value Measurements at September 30, 2011

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$7,271	$—	$—	$7,271
Money market funds	5,443	1,100	—	6,543
Corporate debt securities	—	22,397	—	22,397
U.S. Treasury and agency debt securities	7,013	—	—	7,013
Total	$19,727	$23,497	$—	$43,224

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

2011 Integration

During the nine months ended September 30, 2011, the Company incurred charges related to the integration of operations in connection with the Biotel acquisition of $1,067. The Company expects the integration to be substantially completed by the end of 2011. The Company expects to incur approximately $1,167 in total costs associated with this integration.

A summary of the reserve activity related to the 2011 integration of Biotel operations as of September 30, 2011 is as follows:

	Initial Reserve Recorded	Payments through September 30, 2011	Balance as of September 30, 2011
Severance and employee related costs	$1,067	$609	$458

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

Other Charges

The Company incurred other charges of $1,690 for the nine months ended September 30, 2011, of which $830 related to legal costs associated with ongoing litigation and $860 related to professional fees incurred in conjunction with ongoing strategic opportunities. The Company incurred other charges of $944 for the nine months ended September 30, 2010, including legal costs related to the Company’s defense of class-action and patent infringement lawsuits. Additional information regarding legal proceedings can be found in Note 7.

5.              Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur. The Company reviews and updates its estimated annual effective tax rate each quarter. For the nine months ended September 30, 2011, the Company’s estimated annual effective tax rate was zero. The Company recorded $4 of tax expense for the nine months ended September 30, 2011.

As of September 30, 2011, in accordance with ASC 740, the Company maintained a full valuation allowance against net deferred tax assets. The Company will continue to maintain a full valuation allowance until such time it can reasonably estimate the probability of realizing a benefit from the deferred tax assets. There has been no material change to the amount of unrecognized tax expense or benefit reported as of September 30, 2011.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Service	$23,599	$27,486	$82,041	$91,241
Product	3,003	—	10,197	—
Total revenues	26,602	27,486	92,238	91,241

(Loss) before income taxes:
Service	(6,783)	(7,470)	(11,060)	(15,043)
Product	(320)	—	(597)	—
Total loss before income taxes	(7,103)	(7,470)	(11,657)	(15,043)

Depreciation and amortization:
Service	2,748	3,150	8,748	9,532
Product	323	—	1,046	—
Total depreciation and amortization	3,071	3,150	9,794	9,532

Capital expenditures:
Service	1,059	946	2,590	3,672
Product	79	—	224	—
Total capital expenditures	1,138	946	2,814	3,672

	September 30,	December 31,
	2011	2010
Total assets:
Service	133,034	142,114
Product	13,621	14,578
Total assets	146,655	156,692

7.  Legal Proceedings

On March 5, 2010, West Palm Beach Police Pension Fund filed a putative class action complaint in California Superior Court, San Diego County asserting claims for violations of Sections 11, 12 and 15 of the Securities Act of 1933, as amended, against the Company, nine current and former officers and directors of the Company and six underwriters of the Company’s initial public offering (IPO) consummated March 25, 2008 and/or Secondary Offering on August 6, 2008 (together with the IPO, the “Offerings”).  The plaintiff seeks to bring claims on behalf of all those who purchased or otherwise acquired the common stock of the Company pursuant and/or traceable to the Company’s IPO and/or Secondary Offering. The claims are based on purported misrepresentations and omissions in the Registration Statements for the Offerings relating to alleged business decisions made by the Company that were supposedly not disclosed to investors and alleged misstatements concerning the Company’s business.  On May 12, 2011, defendants filed a demurrer seeking dismissal of the action for failure to state a cause of action.  The Court scheduled argument on the demurrer on September 2, 2011.  In addition, on May 10, 2011, plaintiff served discovery requests on defendants.  Defendants served timely responses to the discovery requests and objected to them on various grounds.  In conjunction with those objections, on May 25, 2011 defendants filed a motion for a protective order seeking a stay of discovery until the Court decided defendants’ demurrer as provided for under the Private Securities Litigation Reform Act.  On September 2, 2011, the Court denied Defendants’ demurrer, thereby mooting a decision on the motion for a protective order. Consistent with the accounting for contingent liabilities, no accrual has been recorded in the financial statements. The Company believes that the claims are without merit and intends to defend the litigation vigorously.

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

On August 25, 2011, the Company received a Civil Investigative Demand (“CID”) issued by the U.S. Department of Justice, Western District of Washington.  The CID states that it was issued in the course of an investigation under the federal false claims act and seeks documents for the period January 1, 2007 through the date of the CID.  The CID indicates that the investigation concerns allegations that the Company may have used inappropriate diagnosis codes when submitting claims for payment to Medicare for its real-time, outpatient cardiac monitoring services. The Company is cooperating with the government’s request and is in the process of providing information in response to the CID.  The Company is unable to predict what action, if any, might be taken in the future by the Department of Justice or other governmental authorities as a result of this investigation or what impact, if any, the outcome of this matter might have on the Company’s business, financial position or results of operations.  The Company cannot reasonably estimate the range of loss, if any, that may result from this matter. Consistent with the accounting for contingent liabilities, no accrual has been recorded in the financial statements.

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

Company Background

CardioNet is a leading provider of ambulatory, continuous, real-time outpatient management solutions for monitoring relevant and timely clinical information regarding an individual’s health. The Company’s initial efforts have been focused on the diagnosis and monitoring of cardiac arrhythmias, or heart rhythm disorders, with a solution that it markets as Mobile Cardiac Outpatient Telemetry™ (MCOT™). The Company actively began developing its product platform in April 2000, and since that time, has devoted substantial resources in advancing its patient monitoring solutions. The platform successfully integrates a wireless data transmission network, internally developed software, FDA-cleared algorithms and medical devices, and a 24-hour monitoring service center. In addition to its MCOT service offerings, the Company offers event, Holter and pacemaker monitoring services.

The Company’s Conshohocken location has been an approved Independent Diagnostic Testing Facility (“IDTF”) by Medicare since it received 510(k) clearance for the first and second generation of its core MCOT devices in 2002. The CardioNet Monitoring Center commenced operations in Conshohocken, Pennsylvania in 2002, concurrent with its first FDA clearance, and all of the Company’s MCOT arrhythmia monitoring activities are currently conducted at that location. The Company received FDA 510(k) clearance for the proprietary algorithm included in its third generation product, or C3, in October 2005. Subsequently in November 2006, the Company received FDA 510(k) clearance for its C3 system, which it has incorporated as part of its monitoring solution. The Company received FDA 510(k) clearance for its next generation platform in April 2010 and expects the product to launch later this year. The Company continues to pursue innovation of new and existing medical solutions through investments in research and development.

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

Reimbursement

Effective January 1, 2009, the American Medical Association (“AMA”) established the Category I CPT codes (93228 and 93229) that cover MCOT services. Highmark Medicare Services (“HMS”), a contract service provider for the Centers for Medicare and Medicaid Services (“CMS”), was responsible for setting the reimbursement rate on behalf of CMS for code 93229, which is the code for the technical component of our services. The new billing codes allow for automated claims adjudication, substantially simplifying the reimbursement process for physicians and payors compared to the previous process. Reimbursement prior to the use of the new CPT codes was obtained through non-specific billing codes which require various narratives that, in most cases, involve semi-automated or manual processing, as well as additional review by payors. On July 10, 2009, HMS announced a reduction in the reimbursement rate for our MCOT services to $754 per service, a reduction of approximately 33%. This new rate went into effect on September 1, 2009. The decline in reimbursement rate has had a negative impact on the Company’s revenue and operating results. The Company estimates that the rate reduction caused a reduction in revenue for the year ended December 31, 2010, of approximately $25.4 million. Several strategic initiatives were implemented, including cost reduction initiatives, process improvement and facility consolidation in an effort to improve the Company’s operating performance given the reduced reimbursement rate.

On November 2, 2010, CMS published The Medicare Program Final Rule establishing a national rate for the MCOT technology (CPT Code 93229). CMS valued the CPT code at 20.14 relative value units, which was multiplied by an annually determined conversion factor to establish the amounts paid under the physician fee schedule. Using the formula and values currently in place, the Company’s national rate is approximately $739 per service, which became effective January 1, 2011. This is a decrease of approximately 2% from the Company’s local carrier rate of $754 per service that was previously established by HMS. The 2% rate decline did not have a material impact on revenue for the three and nine months ended September 30, 2011.

After receiving the CPT code in the first quarter of 2009, the Company received pressure from several commercial payors to renegotiate reimbursement rate contracts. This pressure led to a substantial decline in our average commercial reimbursement rates in the first half of 2009. During the second half of 2009 and throughout the first half of 2010 we saw commercial reimbursement rates stabilize. The Company experienced a decline in commercial reimbursement rates during the second half of 2010. However, the Company experienced an increase in the average commercial reimbursement rate during the nine months ended September 30, 2011 as a result of fewer non-contracted commercial patients. The Company expects to experience some fluctuation in its average commercial reimbursement rates due to variations in payor mix. Overall, we expect the average commercial reimbursement rates to remain stable or decline over time.

We have successfully secured contracts with many national and regional commercial payors. As of September 30, 2011, we have 341 MCOT contracts with commercial payors, compared to 304 at December 31, 2010. The current estimated total of over 215 million covered lives for Medicare and commercial lives for which we had reimbursement contracts as of September 30, 2011 represents approximately 85% of the total covered lives in the United States. The MCOT contracts also cover event, Holter and pacemaker service pricing. In addition, as of September 30, 2011 there were approximately 209 contracts with commercial payors that pertained only to event, Holter and pacemaker service pricing, and did not cover MCOT. The majority of the remaining covered lives are insured by a small number of large commercial insurance companies that deemed MCOT to be experimental in nature and do not currently reimburse us for services provided to their beneficiaries.

Patient Service and Product Revenue

Patient service revenue includes revenue from MCOT, event, Holter and pacemaker monitoring services. Product revenue includes revenue from product sales, product repairs, contract research services and all other revenue that is not patient related. The Company receives a significant portion of its revenue from third party commercial insurance organizations and governmental entities. It also receives reimbursement directly from patients through co-pay and self-pay arrangements. Revenue from non-contracted commercial payors is recorded at net realizable value based on historical payment patterns. Billings for services reimbursed by contract third party payors, including Medicare, are recorded as revenue net of contractual allowances. Adjustments to the estimated receipts, based on final settlement with the third party payors, are recorded upon settlement. If the Company does not have sufficient historical information regarding collectability from a given payor to support revenue recognition at the time of service, revenue is recognized when cash is received. Unearned amounts are appropriately deferred until service is performed.

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

The ultimate collection of accounts receivable may not be known for several months after services have been provided and billed. The Company records bad debt expense based on the aging of the receivable using historical Company-specific data. The percentages and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods and analyses, including current and historical cash collections, specific account information and bad debt write-offs. The Company will write-off receivables when the likelihood for collection is remote, the receivables have been fully reserved, and when the Company believes collection efforts have been fully exhausted and it does not intend to devote additional resources in attempting to collect. The Company performs write-offs on a quarterly basis. The Company wrote off $10.7 million of receivables in the nine months ended September 30, 2011. The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts. There was no impact on the net receivables reported on the balance sheet as of September 30, 2011, or bad debt expense reported on the statement of operations for the three or nine months ended September 30, 2011, as a result of this write-off.

Integration, Restructuring and Other Charges

During the nine months ended September 30, 2011, the Company incurred charges related to the integration of operations in connection to the Biotel acquisition. The Company incurred integration costs of $2.8 million for the nine months ended September 30, 2011 which consisted of $1.1 million of severance and other employee related expenses, $0.9 million of professional fees related to ongoing strategic opportunities and $0.8 million of legal costs associated with ongoing litigation.

During the first quarter of 2010, the Company undertook an initiative to streamline its sales and service organizations and reduce support costs Company-wide. It also initiated plans to close its event monitoring facility in Georgia and consolidate it with the Company’s monitoring facilities in Pennsylvania and Minnesota. The Company realized cost efficiencies by undertaking these initiatives. The total cost of the restructuring plan was approximately $4.0 million. The Company incurred restructuring expenses of $3.0 million for the nine months ended September 30, 2010. The restructuring activities were substantially complete as of December 31, 2010.

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

Results of Operations

Three Months Ended September 30, 2011 and 2010

Revenues.    Total revenues for the three months ended September 30, 2011 decreased to $26.6 million from $27.5 million for the three months ended September 30, 2010, a decrease of $0.9 million or 3.2%. The decrease in MCOT™ revenue of $4.9 million was primarily due to lower MCOT™ volume resulting from lower patient census at physician and clinic offices. The decline in MCOT™ revenue was partially offset by Biotel revenue of $3.0 million, as well as an increase in other patient revenue of $1.0 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Gross Profit.    Gross profit decreased to $14.4 million for the three months ended September 30, 2011 from $15.5 million for the three months ended September 30, 2010. The decrease of $1.1 million, or 7.7%, was due to a decrease in MCOT™ volume and costs related to the planned release of our next generation device, offset by Biotel cost of goods sold.  Gross profit as a percentage of revenue declined to 53.9% for the three months ended September 30, 2011 compared to 56.6% for the three months ended September 30, 2010.  Approximately half of the gross profit percentage decline was due to the inclusion of Biotel which carries a higher cost of goods sold then our existing business.

General and Administrative Expense.    General and administrative expense was $8.7 million for the three months ended September 30, 2011 and September 30, 2010. Payroll and other employee related costs increased $0.6 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 due primarily to Biotel operations. The increase was offset by a decrease in outside consulting services of $0.5 million and other miscellaneous expenses of $0.1 million. As a percent of total revenues, general and administrative expense was 32.5% for the three months ended September 30, 2011 compared to 31.7% for the three months ended September 30, 2010.

Sales and Marketing Expense.    Sales and marketing expense was $6.6 million for the three months ended September 30, 2011 compared to $7.3 million for the three months ended September 30, 2010. The decrease of $0.7 million, or 9.4%, was primarily due to a decrease in outside consulting services. As a percent of total revenues, sales and marketing expense was 24.9% for the three months ended September 30, 2011 compared to 26.6% for the three months ended September 30, 2010.

Bad Debt Expense.    Bad debt expense was $3.3 million for the three months ended September 30, 2011 compared to $4.9 million for the three months ended September 30, 2010. The decrease of $1.6 million, or 33.9%, was due primarily to improved cash collections that resulted in lower gross receivable balances moving into older aging brackets with higher reserve percentages. The bad debt expense recorded for the three months ended September 30, 2011 was based upon an evaluation of historical collection experience of accounts receivable, by age, for various payor classes. As a percentage of net patient service revenues, bad debt expense was 13.8% for the three months ended September 30, 2011 compared to 18.0% for the three months ended September 30, 2010.

Research and Development Expense.    Research and development expense was $1.3 million for the three months ended September 30, 2011 compared to $1.2 million for the three months ended September 30, 2010.  The increase of $0.1 million, or 7.4%, was due primarily to the inclusion of Biotel’s expenses. As a percent of total revenues, research and development expense was 5.0% for the three months ended September 30, 2011 compared to 4.5% for the three months ended September 30, 2010.

Integration, Restructuring and Other Charges.    The Company incurred integration, restructuring and other charges of $1.6 million, related primarily to $0.9 million of professional fees related to ongoing strategic opportunities, $0.4 million of charges related to legal fees incurred in connection with ongoing litigation, and $0.3 million related to the integration of Biotel operations. Integration, restructuring and other charges were 6.1% of total revenues for the three months ended September 30, 2011.

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

Net Loss.    The Company incurred a net loss of $7.1 million for the three months ended September 30, 2011 compared to a net loss of $7.5 million for the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 and 2010

Revenues.    Total revenues for the nine months ended September 30, 2011 increased to $92.2  million from $91.2 million for the nine months ended September 30, 2010, an increase of $1.0 million, or 1.1%. The increase was primarily due to $10.2 million generated from product sales, product repairs and contract research services related to the Biotel acquisition, and due to an increase in event and Holter revenue of $2.1 million related to higher volume. The increase was offset by a decrease in MCOT™ patient service revenue of $11.3 million, due primarily to lower patient census at physician and clinic offices.

Gross Profit.    Gross profit decreased to $53.3 million for the nine months ended September 30, 2011 from $55.7 million for the nine months ended September 30, 2010. The decrease of $2.4 million, or 4.3%, was due primarily to a decline in MCOT™ volume and costs related to the launch of our next generation product offset by the inclusion of Biotel gross profit margin. Gross profit as a percentage of total revenue declined to 57.8% for the nine months ended September 30, 2011 compared to 61.1% for the nine months ended September 30, 2010. Approximately half of the gross profit percentage decline was due to the inclusion of Biotel which carries a higher cost of goods sold then our existing business.

General and Administrative Expense.    General and administrative expense was $27.3 million for the nine months ended September 30, 2011 compared to $26.9 million for the nine months ended September 30, 2010. The increase of $0.4 million, or 1.4%, was due primarily to higher payroll and other employee related expenses of $2.1 million, of which $1.0 million was related to acquired Biotel operations. The increase was offset by lower legal expenses of $0.8 million, lower professional fees of $0.4 million, and a decrease in other miscellaneous expenses of $0.5 million related to CardioNet operations. As a percent of total revenues, general and administrative expense was 29.6% for the nine months ended September 30, 2011 compared to 29.5% for the nine months ended September 30, 2010.

Sales and Marketing Expense.    Sales and marketing expense was $22.1 million for the nine months ended September 30, 2011 compared to $22.2 million for the nine months ended September 30, 2010. The decrease of $0.1 million, or 0.4%, was due primarily to a decrease in outside consulting services of $0.6 million offset by higher employee related expenses of $0.5 million related to the acquisition of Biotel. As a percent of total revenues, sales and marketing expense was 23.9% for the nine months ended September 30, 2011 compared to 24.3% for the nine months ended September 30, 2010.

Bad Debt Expense.    Bad debt expense was $8.6 million for the nine months ended September 30, 2011 compared to $14.1 million for the nine months ended September 30, 2010. The decrease of $5.5 million, or 39.1%, was due primarily to improved cash collections that resulted in lower gross receivable balances moving into older aging brackets with higher reserve percentages. The bad debt expense recorded for the nine months ended September 30, 2011 was based upon an evaluation of historical collection experience of accounts receivable, by age, for various payor classes. As a percentage of net patient service revenues, bad debt expense was 10.4% for the nine months ended September 30, 2011 compared to 15.4% for the nine months ended September 30, 2010.

Research and Development Expense.    Research and development expense was $4.4 million for the nine months ended September 30, 2011 compared to $3.7 million for the nine months ended September 30, 2010.  The increase of $0.7 million, or 17.8%, was primarily due to the inclusion of Biotel’s expenses of $1.1 million, offset by $0.4 million of miscellaneous CardioNet related costs. As a percent of total revenues, research and development expense was 4.7% for the nine months ended September 30, 2011 compared to 4.1% for the nine months ended September 30, 2010.

Integration, Restructuring and Other Charges.    The Company incurred integration, restructuring and other charges of $2.8 million, related primarily to $1.1 million of Biotel integration costs, $0.9 million of professional fees related to ongoing strategic opportunities and $0.8 million of charges related to legal fees incurred in connection with ongoing litigation. Integration, restructuring and other charges were 3.0% of total revenues for the nine months ended September 30, 2011.

The Company incurred restructuring costs of $3.0 million and other charges of $0.9 million for the nine months ended September 30, 2010. The restructuring costs included $2.3 million of severance and employee related costs and $0.6 million of other charges related to the 2010 restructuring plan. The 2010 restructuring plan included the consolidation of the Company’s sales and service organizations, the closure of the Company’s event monitoring facility in Georgia and consolidation with its monitoring facilities in Pennsylvania and Minnesota, and an overall reduction of administrative costs company-wide. Integration, restructuring and other charges were 4.3% of total revenues for the nine months ended September 30, 2010. The other charges related to legal costs and other miscellaneous items.

Net Loss.    The Company incurred a net loss of $11.7 million for the nine months ended September 30, 2011 compared to a net loss of $15.0 million for the nine months ended September 30, 2010.

Liquidity and Capital Resources

The Company’s Annual Report on Form 10-K for the year ended December 31, 2010 includes a detailed discussion of our liquidity, contractual obligations and commitments. The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

As of September 30, 2011, our principal source of liquidity was cash and cash equivalents of $13.8 million, available-for-sale investments of $29.4 million and net accounts receivable of $24.8 million. The Company has no short or long-term debt and does not anticipate needing to secure financing from external sources for cash to operate the business. The Company had working capital of $59.6 million as of September 30, 2011, down from $60.6 million at December 31, 2010, driven mostly by a lower cash balance. We believe that our existing cash and cash equivalent balances will be sufficient to meet our anticipated cash requirements for the foreseeable future.

The Company generated $0.5 million of cash from operations for the nine months ended September 30, 2011. The Company generated an $11.7 million net loss. However, excluding non-cash items related to depreciation, amortization, provision for doubtful accounts and stock compensation expense of $21.6 million, the Company’s ongoing operations provided $9.9 million during the nine month period, offset by working capital requirements of $9.4 million.

The Company used $5.9 million of cash for investing activities for the nine months ended September 30, 2011. This was driven primarily by the use of $2.8 million for the investment in medical devices and other property and equipment for use in its ongoing operations. In addition, the Company used $39.3 million of cash for the purchase of available-for-sale securities for the nine months ended September 30, 2011, which was offset by $36.2 million of proceeds from the maturity of certain of its short term investments. The Company believes that, if necessary, the available-for-sale investments can be converted to cash in a short period of time.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our cash and cash equivalents as of September 30, 2011 were $13.8 million and consisted primarily of cash and money market funds with maturities of less than 90 days. The Company also has $29.4 million of available-for-sale securities with maturities of less than one year. The Company believes that if necessary these securities can be converted to cash in a short period of time. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while, at the same time, maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, our investment policy allows us to maintain a portfolio of cash equivalents and short term investments in a variety of securities including money market funds and corporate debt securities. Due to the short term nature of our investments, we believe we have no material exposure to interest rate risk.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ending September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings.

On March 5, 2010, West Palm Beach Police Pension Fund filed a putative class action complaint in California Superior Court, San Diego County asserting claims for violations of Sections 11, 12 and 15 of the Securities Act of 1933, as amended, against the Company, nine current and former officers and directors of the Company and six underwriters of the Company’s initial public offering (IPO) consummated March 25, 2008 and/or Secondary Offering on August 6, 2008 (together with the IPO, the “Offerings”).  The plaintiff seeks to bring claims on behalf of all those who purchased or otherwise acquired the common stock of the Company pursuant and/or traceable to the Company’s IPO and/or Secondary Offering. The claims are based on purported misrepresentations and omissions in the Registration Statements for the Offerings relating to alleged business decisions made by the Company that were supposedly not disclosed to investors and alleged misstatements concerning the Company’s business.  On May 12, 2011, defendants filed a demurrer seeking dismissal of the action for failure to state a cause of action.  The Court scheduled argument on the demurrer on September 2, 2011.  In addition, on May 10, 2011, plaintiff served discovery requests on defendants.  Defendants served timely responses to the discovery requests and objected to them on various grounds.  In conjunction with those objections, on May 25, 2011 defendants filed a motion for a protective order seeking a stay of discovery until the Court decided defendants’ demurrer as provided for under the Private Securities Litigation Reform Act.  On September 2, 2011, the Court denied Defendants’ demurrer, thereby mooting a decision on the motion for a protective order. Consistent with the accounting for contingent liabilities, no accrual has been recorded in the financial statements. The Company believes that the claims are without merit and intends to defend the litigation vigorously.

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

On August 25, 2011, the Company received a Civil Investigative Demand (“CID”) issued by the U.S. Department of Justice, Western District of Washington.  The CID states that it was issued in the course of an investigation under the federal false claims act and seeks documents for the period January 1, 2007 through the date of the CID.  The CID indicates that the investigation concerns allegations that the Company may have used inappropriate diagnosis codes when submitting claims for payment to Medicare for its real-time, outpatient cardiac monitoring services. The Company is cooperating with the government’s request and is in the process of providing information in response to the CID.  The Company is unable to predict what action, if any, might be taken in the future by the Department of Justice or other governmental authorities as a result of this investigation or what impact, if any, the outcome of this matter might have on the Company’s business, financial position or results of operations.  The Company cannot reasonably estimate the range of loss, if any, that may result from this matter. Consistent with the accounting for contingent liabilities, no accrual has been recorded in the financial statements.

Item 1A.  Risk Factors.

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, as well as the information contained in this Quarterly Report and our other reports and registration statements filed with the SEC. The following Risk Factor has been included as a result of the Company’s recent stock price performance.

We could be required to record significant impairment charges in the future.

We are required under U.S. GAAP to test goodwill for impairment at least annually, or when changes in circumstances or events occur that indicate the carrying value of goodwill and intangibles may not be recoverable. Factors and events that could lead to impairment of goodwill and identifiable intangible assets include significant adverse changes in the business climate and declines in the market value of our stock. We recently experienced a decline in our stock price that fell below the carrying value of equity. As required by ASC 350, the Company performed Step 1 of the goodwill impairment analysis for its patient services segment. We concluded that based on the current estimate of fair value of the patient services segment using a discounted cash flow analysis that impairment did not exist as of September 30, 2011. If the market price of our stock remains significantly below the carrying value of equity, we may be required by the current accounting guidance to perform Step 2 of the goodwill impairment analysis. At September 30, 2011, the carrying value of goodwill attributable to the patient services segment is $46.0 million, and $3.4 million related to our products segment. If goodwill is deemed to be impaired, it could result in a material negative impact on our results of operations.

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

CARDIONET, INC.

Date: November 9, 2011	By:	/s/ Heather C. Getz
Heather C. Getz, CPA
Chief Financial Officer
(Principal Financial Officer and authorized officer of the
Registrant)