Form 10-Q
period 2012-03-31
CardioNet, Inc.
filed 2012-05-10
CIK 1113784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 2, 2012, 24,942,944 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

CARDIONET, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2012

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CARDIONET, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	March 31, 2012	December 31, 2011

Assets
Current assets:
Cash and cash equivalents	$13,322	$18,531
Short-term available-for-sale-investments	23,631	27,953
Accounts receivable, net of allowance for doubtful accounts of $10,897 and $9,889, at March 31, 2012 and December 31, 2011, respectively	21,419	21,028
Other receivables	2,388	1,564
Inventory	1,457	2,009
Prepaid expenses and other current assets	1,767	1,511

Total current assets	63,984	72,596

Property and equipment, net	17,221	15,041
Intangible assets, net	3,910	2,545
Goodwill	4,497	3,363
Other assets	1,466	1,430

Total assets	$91,078	$94,975

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,944	$4,094
Accrued liabilities	8,887	10,453
Deferred revenue	1,129	872

Total current liabilities	13,960	15,419

Other liabilities	1,549	1,559

Total liabilities	15,509	16,978

Stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized as of March 31, 2012 and December 31, 2011; 24,641,252 and 24,534,601 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	25	25
Paid-in capital	253,356	252,261
Accumulated other comprehensive loss	(6)	(16)
Accumulated deficit	(177,806)	(174,273)

Total stockholders’ equity	75,569	77,997

Total liabilities and stockholders’ equity	$91,078	$94,975

See accompanying notes.

CARDIONET, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues:
Patient service revenue	$23,663	$30,432
Product revenue	3,382	3,567

Total revenues	27,045	33,999

Cost of revenues:
Patient service cost of revenue	9,471	11,706
Product cost of revenue	1,964	1,946
Total cost of revenues	11,435	13,652

Gross profit	15,610	20,347
Operating expenses:
General and administrative	8,673	9,675
Sales and marketing	6,152	8,065
Bad debt expense	2,911	2,390
Research and development	1,185	1,682
Integration, restructuring and other charges	270	124

Total expenses	19,191	21,936

Loss from operations	(3,581)	(1,589)
Other income, net	47	37

Loss before income taxes	(3,534)	(1,552)
Provision for income taxes	—	—

Net loss	(3,534)	(1,552)

Net loss per common share:
Basic and diluted	$(0.14)	$(0.06)

Weighted average number of common shares outstanding:
Basic and diluted	24,604,812	24,298,875

Other Comprehensive Income, before tax:
Unrealized gains on securities:
Unrealized holding gains/(losses) arising during the period	(8)	(9)
Less: reclassification adjustment of gains/(losses) included in net income	—	1
Other comprehensive income, before tax:	(8)	(8)

Comprehensive Income	(3,542)	(1,560)

See accompanying notes.

CARDIONET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net loss	$(3,534)	$(1,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,846	2,977
Amortization of intangibles	174	305
Amortization of investment premium	122	120
Loss on disposal of property and equipment	—	131
(Decrease) increase in deferred rent	(80)	(95)
Provision for doubtful accounts	2,911	2,390
Provision for excess inventory	55	13
Stock-based compensation	855	1,149
Changes in operating assets and liabilities:
Accounts receivable	(2,422)	(3,900)
Inventory	497	—
Prepaid expenses and other current assets	(132)	(640)
Other assets	30	(573)
Accounts payable	(657)	(879)
Accrued and other liabilities	(1,614)	(1,686)

Net cash used in operating activities	(1,949)	(2,240)

Investing activities
Acquisition of business, net of cash acquired	(6,338)	—
Purchases of property and equipment	(1,372)	(396)
Purchases of short-term available-for-sale investments	(9,637)	(12,705)
Sale or maturity of short-term available-for-sale investments	13,847	14,802

Net cash provided by (used in) investing activities	(3,500)	1,701

Financing activities
Proceeds from the exercise of employee stock options and employee stock purchase plan contributions	240	292

Net cash provided by financing activities	240	292

Net decrease in cash and cash equivalents	(5,209)	(247)
Cash and cash equivalents — beginning of period	18,531	18,705

Cash and cash equivalents — end of period	13,322	$18,458

Supplemental disclosure of cash flow information
Cash paid for taxes	$20	$118

See accompanying notes.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

1.              Summary of Significant Accounting Policies

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows.  In the opinion of management, these consolidated financial statements reflect all adjustments which are of normal recurring nature and necessary for a fair presentation of CardioNet, Inc.’s (the “Company” or “CardioNet”) financial position as of March 31, 2012 and December 31, 2011, the results of operations for the three months ended March 31, 2012 and 2011, and cash flows for the three months ended March 31, 2012 and 2011.  The financial data and other information disclosed in these notes to the financial statements related to the three months ended are unaudited. The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for any future period.

Net Loss

The Company computes net loss per share in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 260, Earnings Per Share.  The following summarizes the potential outstanding common stock of the Company at March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011
Common stock options and restricted stock units outstanding	3,859,826	2,511,328
Common stock options and restricted stock units available for grant	2,151,665	2,413,969
Common stock held by certain employees and unvested	—	—
Common stock	24,641,252	24,333,158

Total	30,652,743	29,258,455

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including stock options, warrants and convertible preferred stock, as applicable.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2012	2011

Numerator:
Net loss	$(3,534)	$(1,552)
Denominator:
Weighted average shares used in computing diluted net income loss per share	24,604,812	24,298,875
Basic and diluted net loss per share	$(0.14)	$(0.06)

If the outstanding vested options or restricted stock units were exercised or converted into common stock, the result would be anti-dilutive for the three months ended March 31, 2012 and 2011. Accordingly, basic and diluted net loss per share are identical for the three months ended March 31, 2012 and 2011 and are presented in the consolidated statements of operations.

Cash and Cash Equivalents

Cash and cash equivalents are held in U.S. financial institutions or in custodial accounts with U.S. financial institutions. Cash equivalents are defined as liquid investments and money market funds with maturity from date of purchase of 90 days or less that are readily convertible into cash and have minimal interest rate risk.

Available-for-Sale Investments

Marketable securities that do not meet the definition of cash and cash equivalents are classified as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices and observable inputs, with unrealized gains and losses, reported as a separate component of stockholders’ equity. The Company classifies securities as current or non-current assets on the consolidated balance sheet based on maturity dates. The amortized cost of debt securities is adjusted for amortization of premiums and accretions of discounts to maturity. Amortization of debt premiums and accretion of debt discounts are recorded in other income and expense. Realized gains and losses, and declines in value, that are considered to be other-than-temporary, are recorded in other income and expense. The cost of securities sold is based on specific identification.

Accounts Receivable

Accounts receivable are recorded at the time revenue is recognized, net of contractual allowances, and are presented on the balance sheet net of allowance for doubtful accounts. The ultimate collection of accounts receivable may not be known for several months after services have been provided and billed. The Company records bad debt expense based on the aging of the receivable using historical Company specific data. The percentages and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods and analyses, including current and historical cash collections, and the aging of specific receivables. Because of continuing changes in the health care industry and third party reimbursement, it is possible that the Company’s estimates could change, which could have a material impact on the Company’s operations and cash flows.

The Company writes off receivables when the likelihood for collection is remote, the receivables have been fully reserved, and when the Company believes collection efforts have been fully exhausted and it does not intend to devote additional resources in attempting to collect. The Company performs write-offs on a quarterly basis. The Company wrote off $2,238 and $3,986 of receivables for the quarters ended March 31, 2012 and 2011, respectively. The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts. There was no impact on the net receivables reported on the balance sheet as of March 31, 2012, or bad debt expense reported on the statement of operations for the three months ended March 31, 2012, as a result of this write-off. Additionally, the Company recorded bad debt expense of $2,911 and $2,390 for the three months ended March 31, 2012 and 2011, respectively.

Goodwill

Goodwill is the excess of purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in a business combination. In accordance with Accounting Standards Codification “ASC” 350, Intangibles—Goodwill and Other, goodwill is reviewed for impairment annually, or when events arise that could indicate that impairment exists. The provisions of ASC 350 require that the Company perform a two-step impairment test. In the first step, the Company compares the fair value of its reporting units to the carrying value of the reporting units. If the carrying value of the net assets assigned to the reporting units exceeds the fair value of the reporting units, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting units’ goodwill. If the carrying value of the reporting units’ goodwill exceeds its implied fair value, an impairment loss equal to the difference is recorded.

For the purpose of performing its goodwill impairment analysis, the Company considers its business to be comprised of two reporting units, patient services and products. The Company calculates the fair value of the reporting units utilizing a weighting of the income and market approaches. The income approach is based on a discounted cash flow methodology that includes assumptions for, among other things, forecasted income, cash flow, growth rates, income tax rates, expected tax benefits and long-term discount rates, all of which require significant judgment. The market approach utilizes the Company’s market data as well as market data from publicly traded companies that are similar to the Company. There are inherent uncertainties related to these factors and the judgment applied in the analysis. The Company believes that the combination of an income and a market approach provides a reasonable basis to estimate the fair value of its reporting units.

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

The Company’s income before and after income taxes for the three months ended March 31, 2012 and 2011, was reduced by $855 and $1,149, respectively, as a result of stock-based compensation expense incurred. The impact of stock-based compensation expense was $(0.03) and $(0.05) on basic and diluted earnings per share for the three months ended March 31, 2012 and 2011, respectively.

The Company estimates the fair value of our share-based awards to employees and directors using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the use of certain subjective assumptions. The most significant of these assumptions are the Company’s estimates of the expected volatility of the market price of its stock and the expected term of the award. For the three months ended March 31, 2012, we based our estimates of expected volatility on the historical average of our stock price. Prior to this period, expected volatility of the market price of our stock was based on a group of similar entities whose stock prices are publicly available. The expected term represents the period of time that stock-based awards granted are expected to be outstanding. Other assumptions used in the Black-Scholes option valuation model include the risk-free interest rate and expected dividend yield. The risk-free interest rate for periods pertaining to the contractual life of each option is based on the U.S. Treasury yield of a similar duration in effect at the time of grant. We have never paid, and do not expect to pay, dividends in the foreseeable future.

The Company utilized the Black-Scholes valuation model for estimating the fair value of stock options granted using the following weighted average assumptions:

	Three Months Ended March 31,
	2012	2011
Expected dividend yield	0%	0%
Expected volatility	64%	65%
Risk-free interest rate	1.20%	2.51%
Expected life	6.25 years	6.25 years

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

Based on the above assumptions, the per share weighted average fair value of the options granted under the stock option plan for the three months ended March 31, 2012 and 2011 was $1.66 and $2.84, respectively.

The following table summarizes activity under all stock award plans from December 31, 2011 through March 31, 2012:

		Options Outstanding
	Shares		Weighted
	Available	Number	Average
	for Grant	of Shares	Exercise Price
Balance — December 31, 2011	2,369,802	2,468,991	$9.43
Additional options available for grant	1,216,611
Granted	(1,544,922)	1,544,922	2.80
Canceled	110,174	(110,174)	21.73
Exercised	—	(43,913)	1.62

Balance — March 31, 2012	2,151,665	3,859,826	6.43

Per the plan documents, the 2008 Non-Employee Director Stock Option (NEDS) and Employee Stock Option (ESOP) Plans have an automatic increase in the shares available for grant every January the plans are active. The increase in the shares available for grant under the NEDS plan is equal to the lesser of the number of shares issuable upon the exercise of options granted during the preceding calendar year or such number of shares as determined by the Board of Directors. The increase in the shares available for grant under the ESOP plan is equal to 4% of the total shares outstanding at December 31, 2011.

Additional information regarding options outstanding is as follows:

	March 31, 2012	March 31, 2011
Range of exercise prices (per option)	$0.70 - $31.18	$0.70 -$31.18
Weighted average remaining contractual life (years)	8.58	8.67

Employee Stock Purchase Plan

On March 16, 2012, 93,281 shares were purchased in accordance with the Employee Stock Purchase Plan (ESPP). Net proceeds to the Company from the issuance of shares of common stock under the ESPP for the three months ended March 31, 2012 were $237. In January 2012, the number of shares available for grant was increased by 241,442, per the ESPP plan documents. At March 31, 2012, approximately 607,832 shares remain available for purchase under the ESPP.

New Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The ASU is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity and states that an entity has the option to present the total of comprehensive income, the components of income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, entities are required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive are presented. This ASU was adopted during the current period resulting in a change to the financial statement presentation of comprehensive income. The amendment does not have any impact on the results of operations, cash flows, or financial position.

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

2. Business Combination

On February 10, 2012, the Company entered into and closed on a definitive Stock Purchase Agreement (the “Stock Purchase Agreement”) with ECG Scanning and Medical Services, Inc., an Ohio corporation (“ECG Scanning”). Upon the closing of the transaction the Company acquired all of the issued and outstanding capital stock, and ECG Scanning became a wholly-owned subsidiary of the Company. ECG Scanning is a provider of cardiac monitoring services in the United States. The Company paid an aggregate cash purchase price of $5,800 in cash at closing and up to an additional $600 in cash, upon the achievement of certain performance targets approximately one year from the date of purchase. The acquisition has been included within the consolidated results of operations and financial condition from the date of the acquisition. The acquisition gave the Company access to established customer relationships, entry into additional regions and geographic locations.

The purchase price allocation of the ECG Scanning acquisition purchase consideration of $6,370 has not been completed as of March 31, 2012. The Company anticipates the purchase price allocation will be completed in the second quarter of 2012. The following is a preliminary purchase price allocation. The Company does not believe the final purchase price allocation will differ materially from the following:

Fair value of assets acquired:
Cash and cash equivalents	$32
Accounts receivable	1,686
Prepaid expenses and other current assets	108
Property and equipment	2,655
Goodwill	1,134
Intangible assets	1,540
Other assets	97
Total assets acquired	7,252
Liabilities assumed:
Accounts payable	508
Accrued expenses	283
Other liabilities	91
Total liabilities assumed	882
Net assets acquired	$6,370

The results of operations for ECG Scanning were not material to the Company’s results of operations. The results of operations from ECG Scanning for the period from February 10, 2012 to March 31, 2012 are included in the Company’s consolidated results of operations, in the patient service segment.

3.                                      Available-for-Sale Investments

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

Investments have been classified as available-for-sale investments. At March 31, 2012, available-for-sale investments are detailed as follows:

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate debt securities	$21,945	$1	$(8)	$21,938
U.S. Treasury and agency debt securities	1,692	1	—	1,693
Total	$23,637	$2	$(8)	$23,631

At December 31, 2011, available-for-sale investments are detailed as follows:

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate debt securities	$20,012	$1	$(18)	$19,995
U.S. Treasury and agency debt securities	7,957	1	—	7,958
Total	$27,969	$2	$(18)	$27,953

Net unrealized gains on available-for-sale investments are included as a component of stockholders’ equity and comprehensive loss until realized from a sale or other-than-temporary impairment. The Company recorded net unrealized losses for the three months ended March 31, 2012 and 2011 of $8 and $9, respectively. Realized gains and losses from the sale of securities are determined on a specific identification basis. Purchases and sales of investments are recorded on their trade dates. The Company recorded realized gains for the three months ended March 31, 2012 and 2011 of $0 and $1, respectively. Dividend and interest income are recognized when earned. Interest income from available-for-sale investments for the three months ended March 31, 2012 and 2011 were $169 and $151, respectively, which was partially offset by $122 and $120 related to amortization of investment premiums.

At March 31, 2012, the Company had 23 corporate debt securities and 2 U.S. Treasury and agency debt securities in its available-for-sale investment balance, of which 12 securities were in an unrealized loss position totaling $8. The unrealized losses relate to available-for-sale investments with a fair value of $10,637 at March 31, 2012. Based on the Company’s intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2012.

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

No transfers were made into or out of the different category levels, nor did the Company categorize any of its investments as Level 3 at March 31, 2012 and December 31, 2011. We will continue to review our fair value inputs on a quarterly basis.

The fair value of our financial assets subject to the disclosure requirements of ASC 820 was determined using the following levels of inputs at March 31, 2012:

Fair Value Measurements at March 31, 2012

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$7,409	$—	$—	$7,409
Money market funds	5,913	—	—	5,913
Corporate debt securities	—	21,939	—	21,939
U.S. Treasury and agency debt securities	1,692	—	—	1,692
Total	$15,014	$21,939	$—	$36,953

	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$575	$575
Total	$—	$—	$575	$575

The fair value of our financial assets subject to the disclosure requirements of ASC 820 was determined using the following levels of inputs at December 31, 2011:

Fair Value Measurements at December 31, 2011

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$10,622	$—	$—	$10,622
Money market funds	7,909	—	—	7,909
Corporate debt securities	—	19,995	—	19,995
U.S. Treasury and agency debt securities	7,958	—	—	7,958
Total	$26,489	$19,995	$—	$46,484

	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent Consideration	$—	$—	$—	$—
Total	$—	$—	$—	$—

As part of the consideration for the ECG Scanning acquisition, the Company has an arrangement in place whereby future consideration in the form of cash may be transferred to the seller contingent upon the achievement of certain earnings targets. The fair value of the contingent consideration arrangement was estimated using the income approach with inputs that are not observable in the market. Key assumptions include a discount rate commensurate with the level of risk of achievement, time horizon and other risk factors, and probability adjusted earnings growth, all of which the Company believes are appropriate and representative of market participant assumptions. The liability for the contingent consideration arrangement is included within accrued expenses and other current liabilities in the Consolidated Balance Sheet. The accretion of the contingent consideration was $5 for the three months ended March 31, 2012.

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 were as follows:

Balance at December 31, 2011	$—
Contingent consideration liability recorded	570
Accretion of contingent consideration	5
Balance at March 31, 2012	$575

5.              Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur. The Company reviews and updates its estimated annual effective tax rate each quarter. For the three months ended March 31, 2012, the Company’s estimated annual effective tax rate was 0%. Accordingly, the Company recorded no tax expense or benefit for the three months ended March 31, 2012.

As of March 31, 2012, in accordance with ASC 740, the Company maintained a full valuation allowance against net deferred tax assets. The Company will continue to maintain a full valuation allowance until such time it can reasonably estimate the probability of realizing a benefit from the deferred tax assets. There has been no material change to the amount of unrecognized tax expense or benefit reported as of March 31, 2012.

6. Segment Information

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

The Company aggregates its operations into two reportable business segments, service and products. The patient service business segment’s principal focus is on the diagnosis and monitoring of cardiac arrhythmias or heart rhythm disorders, through its core Mobile Cardiac Outpatient Telemetry (MCOT), event and Holter services. The product business segment, which was developed through the Biotel acquisition in December 2010, focuses on the development, manufacturing, testing and marketing of medical devices and related software to medical companies, clinics and hospitals.

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Three Months Ended March 31,
	2012	2011
Revenues:
Patient service	$23,663	$30,432
Product	3,382	3,567
Total revenues	27,045	33,999

Loss before income taxes:
Patient service	(4,318)	(1,553)
Product	784	1
Total loss before income taxes	(3,534)	(1,552)

Depreciation and amortization:
Patient service	1,855	3,005
Product	165	277
Total depreciation and amortization	2,020	3,282

Capital expenditures:
Patient service	1,319	338
Product	53	58
Total capital expenditures	1,372	396

	March 31,	December 31,
	2012	2011
Total assets:
Patient service	78,402	82,451
Product	12,676	12,524
Total assets	91,078	94,975

7.              Legal Proceedings

On September 25, 2009, LifeWatch Services, Inc., and Card Guard Scientific Survival, Ltd., the licensee and owner, respectively, of U.S. Patent Nos. 7,542,878 B2 (“the ‘878 Patent”) and 5,730,143 (“the ‘143 Patent”) commenced an action LifeWatch Patent Matter against CardioNet’s wholly owned subsidiary, Braemar Inc. (“Braemar”), and one of its customers, eCardio Diagnostics, LLC (“eCardio”), in Federal District Court for the Northern District of Illinois, File No. 09-CV-6001, alleging that Braemar and eCardio had infringed the ‘878 and ‘143 Patents. The Supply Agreement between Braemar and eCardio provides that Braemar will hold eCardio harmless from any liability it incurs in connection with a claim that Braemar’s products violate the intellectual property rights or infringe upon any patent of a third party. Braemar and eCardio have denied the allegations. Since the action was commenced, the Plaintiffs have dismissed their claims relating to alleged infringement of the ‘878 Patent, Card Guard dropped out of the action, and LifeWatch has continued to pursue its claims relating to the alleged infringement of the ‘143 Patent. The ‘143 Patent has been in reexamination proceedings since February 19, 2010. On February 1, 2011, the U.S. Patent Office indicated that the claims as amended during the reexamination will be issued. The Company believes that LifeWatch’s claims under the original ‘143 Patent and under the soon-to-issue amended patent are without merit and intends to defend the litigation vigorously. Consistent with the accounting for contingent liabilities, no accrual has been recorded in the financial statements.

On December 12, 2011 the Company announced that it has reached a preliminary agreement to settle the West Palm Beach Police Pension Fund putative class action litigation filed in California Superior Court, San Diego County, which asserted claims against the Company for violations of Sections 11, 12 and 15 of the Securities Act of 1933. The preliminary agreement is subject to certain conditions, including court approval of a final settlement agreement. The parties filed a stipulation of settlement and joint plaintiff filed a motion for preliminary approval on January 6, 2012. Under the terms of the preliminary agreement, in consideration for the settlement and release of all defendants, the amount of $7,250 will be paid by or on behalf of the defendants (of which management expects approximately $6,000 will be covered by insurance). The court issued an order preliminarily approving the settlement on January 13, 2012 and set June 22, 2012 as the date for the final fairness hearing. The Company recorded an accrual of $1,250 for the settlement of this litigation as of December 31, 2011. Subsequently, as of March 31, 2012, the Company has paid out this settlement amount.

8. Civil Investigative Demand

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, and in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company’s actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this report and in the Company’s other filings with the Securities and Exchange Commission. See the “Forward-Looking Statements” section at the beginning of this report.

Company Background

CardioNet is a leading provider of ambulatory, continuous, real-time outpatient management solutions for monitoring relevant and timely clinical information regarding an individual’s health. The Company’s efforts have initially been focused on the diagnosis and monitoring of cardiac arrhythmias, or heart rhythm disorders, with a solution that it markets as Mobile Cardiac Outpatient Telemetry™ (MCOT™). The Company has devoted substantial resources in advancing its patient monitoring solutions since its inception. The platform successfully integrates a wireless data transmission network, internally developed software, FDA-cleared algorithms and medical devices, and a 24-hour monitoring service center. In addition to its MCOT service offerings, the Company offers event, Holter and pacemaker monitoring services.

The Company’s Conshohocken, PA location is an approved Independent Diagnostic Testing Facility (“IDTF”) by Medicare, and its San Francisco, CA facility is pending approval as an IDTF. All of the Company’s MCOT arrhythmia monitoring activities are currently conducted at these locations. The Company received FDA 510(k) clearance for the proprietary algorithm included in its third generation product, or C3, in October 2005. Subsequently in November 2006, the Company received FDA 510(k) clearance for its C3 system which it has incorporated as part of its monitoring solution. The Company received FDA 510(k) clearance for its C5 platform in April 2010, and successfully launched C5 in the fourth quarter of 2011. The Company continues to pursue innovation of new and existing medical solutions through investments in research and development.

The Company’s products segment is engaged in the manufacture and sale of event and Holter medical devices, as well as the repair of such devices, through its wholly owned subsidiary, Braemar, Inc. Braemar’s customers include distributors and other resellers, physicians, clinics and hospitals. The Company also manages a Contract Research Organization (CRO) through its wholly owned subsidiary Agility Centralized Research Services, Inc. Agility provides contract research monitoring services primarily to universities, hospitals, physicians, and private companies that are involved in the research and testing of pharmaceuticals, products and medical procedures.

In February 2012, the Company completed the acquisition of ECG Scanning & Medical Services, Inc. (“ECG Scanning”). ECG Scanning is engaged in providing cardiac monitoring services to general practitioners, internal medicine specialists, cardiologists and hospital cardiac care departments. The acquisition gives the Company access to established customer relationships and the ability to diversify its product and service offerings.

Reimbursement

The Company is dependent on reimbursement for its patient services by government and commercial insurance payors. Medicare reimbursement rates for the Company’s event, Holter and pacemaker monitoring services have been established nationally by the Centers for Medicare and Medicaid Services (“CMS”) for many years, and fluctuate periodically based on the annually published CMS rate table.

The American Medical Association (“AMA”) established CPT codes covering MCOT™ services that became effective on January 1, 2009. At that time, Highmark Medicare Services (“HMS”) was responsible for setting the Medicare reimbursement rate on behalf of CMS for MCOT™ services. Reimbursement prior to the use of the MCOT™ specific CPT codes was obtained through non-specific billing codes. Effective September 1, 2009, the Medicare reimbursement rate for MCOT™ services for Conshohocken, PA was $754 per service. Effective January 1, 2011, CMS established a national rate of $739 per service. Effective January 1, 2012, the national Medicare reimbursement rate for the Company’s MCOT™ services was reduced to approximately $734 per service. The reimbursement rate for Medicare patients serviced in our San Francisco, CA facility, affected for local geographic pricing adjustments, is $943 per service.

Commercial reimbursement pricing for our services has declined over the past three years. Commercial pricing is affected by numerous factors, including the current Medicare reimbursement rates, competitive pressures, our ability to successfully negotiate favorable terms in our agreements and the perceived value and effectiveness of our services.

We have successfully secured contracts with most national and regional commercial payors for our cardiac monitoring services. We estimate that over 210 million covered lives are represented through our commercial contracts and Medicare, which is approximately 70% of the total covered lives in the United States. The majority of the remaining lives that are not covered by our commercial contracts and Medicare are insured by a small number of large commercial insurance companies that deem MCOT to be experimental in nature and do not currently reimburse us for services provided to their beneficiaries.

Patient and Product Revenue

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

The Company will write-off receivables when the likelihood for collection is remote, the receivables have been fully reserved, and when the Company believes collection efforts have been fully exhausted and it does not intend to devote additional resources in attempting to collect. The Company performs write-offs on a quarterly basis. The Company wrote off $2.2 million and $4.0 million of receivables for the quarters ended March 31, 2012 and 2011, respectively. The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts. Additionally, the Company recorded bad debt expense of $2.9 million and $2.4 million for the quarters ended March 31, 2012 and 2011, respectively.

Restructuring Activities

From time to time, we incur integration, restructuring and other charges. These costs are related to strategic acquisitions, cost reduction programs, reorganizations and facility closures, as well as other costs that are not considered part of our ongoing business operations.

nPhase Supplier Agreement

The Company established a relationship with nPhase, formerly Qualcomm Inc., in May 2003. nPhase is the sole provider of wireless cellular data connectivity solutions, data hosting and queuing services for the Company’s monitoring network. The Company has no fixed or minimum financial commitment as it relates to network usage or volume activity. However, if the Company fails to maintain an agreed-upon number of active cardiac monitoring devices on the nPhase network or it utilizes the monitoring and communications services of a provider other than nPhase, the Company may be subject to penalties and nPhase has the right to terminate its relationship with the Company.

Results of Operations

Three Months Ended March 31, 2012 and 2011

Revenues.  Total revenues for the three months ended March 31, 2012 decreased to $27.0 million from $34.0 million for the three months ended March 31, 2011, a decrease of $7.0 million, or 20.5%. The decrease in revenue was due primarily to lower MCOT revenue resulting from volume and price declines. This decrease was partially offset by higher event and Holter revenue which was primarily driven by the addition of ECG Scanning.

Gross Profit.  Gross profit decreased to $15.6 million for the three months ended March 31, 2012 from $20.3 million for the three months ended March 31, 2011. The decrease of $4.7 million, or 23.3%, was largely due to the decrease in MCOT™ patient volume and price during the quarter. Gross profit as a percentage of revenue declined to 57.7% for the three months ended March 31, 2012 compared to 59.8% for the three months ended March 31, 2011.

General and Administrative Expense.  General and administrative expense decreased to $8.7 million from $9.7 million for the three months ended March 31, 2012 and 2011. The decrease of $1.0 million, or 10.4%, was primarily attributable to a decrease in employee related expenses of $0.8 million, as well as a decrease in other miscellaneous expenses of $0.2 million which resulted from our cost reductions implemented in the fourth quarter of 2011. As a percent of total revenues, general and administrative expense was 32.1% for the three months ended March 31, 2012 compared to 28.5% for the three months ended March 31, 2011.

Sales and Marketing Expense.  Sales and marketing expense was $6.2 million for the three months ended March 31, 2012 compared to $8.1 million for the three months ended March 31, 2011. The decrease of $1.9 million, or 23.7%, relates primarily to a decrease in employee related expenses of $1.2 million, outside and consulting services of $0.3 million and other miscellaneous expenses of $0.4 million. As a percent of total revenues, sales and marketing expense was 22.7 % for the three months ended March 31, 2012 compared to 23.7% for the three months ended March 31, 2011.

Bad Debt Expense.  Bad debt expense was $2.9 million for the three months ended March 31, 2012 compared to $2.4 million for the three months ended March 31, 2011. The increase of $0.5 million, or 21.8%, was due to a greater amount of gross receivable balances moving into older aging brackets with higher reserve percentages. The increase was due primarily to higher patient pay balances. The bad debt expense recorded was based upon an evaluation of historical collection experience of accounts receivable, by age, for various payor classes. As a percentage of net patient service revenues, bad debt expense was 12.3% for the three months ended March 31, 2012 compared to 7.9% for the three months ended March 31, 2011.

Research and Development Expense.  Research and development expense was $1.2 million for the three months ended March 31, 2012 compared to $1.7 million for the three months ended March 31, 2011.  The decrease of $0.5 million, or 29.5%, was primarily due to a reduction of costs related to the launch of our next generation MCOT platform, C5, which was launched in the fourth quarter of 2011.  As a percent of total revenues, research and development expense was 4.4% for the three months ended March 31, 2012 compared to 4.9% for the three months ended March 31, 2011.

Integration, Restructuring and Other Charges.  The Company incurred other charges of $0.3 million relating primarily to employee severances and professional services for the three months ended March 31, 2012. Integration, restructuring and other charges were 1.0% of total revenues for the three months ended March 31, 2012.

Net Loss.  The Company incurred a net loss of $3.5 million for the three months ended March 31, 2012 compared to a net loss of $1.6 million for the three months ended March 31, 2011.

Liquidity and Capital Resources

The Company’s Annual Report on Form 10-K for the year ended December 31, 2011 includes a detailed discussion of our liquidity, contractual obligations and commitments. The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

As of March 31, 2012, our principal source of liquidity was cash and cash equivalents of $13.3 million, available-for-sale investments of $23.6 million and net accounts receivable of $23.8 million. The Company has no interest bearing debt and does not anticipate needing to secure financing from external sources for cash to operate the business. The Company had working capital of $50.0 million as of March 31, 2012, down from $57.2 million at December 31, 2011, driven mostly by lower cash and short-term investment balances due to the acquisition of ECG during the quarter for a total cash consideration of $6.4 million. We believe that our existing cash and cash equivalent balances will be sufficient to meet our anticipated cash requirements for the foreseeable future.

The Company used $1.9 million of cash from operations for the three months ended March 31, 2012. Cash was used primarily to fund the Company’s ongoing operations during the three month period that resulted in a $3.5 million net loss, and to fund its net working capital requirements. The Company’s working capital requirements were driven primarily by a decrease in accounts payable and an increase in accounts receivable. The net loss and net working capital requirements were partially offset by $2.9 million of non-cash items related to depreciation, amortization and stock compensation expense.

The Company used $1.4 million for the investment in medical devices for use in its ongoing operations for the three months ended March 31, 2012. In addition, the Company received $13.8 million of receipts from the maturity of certain of its short term investments, offset by $9.6 million used in the purchase of available-for-sale securities for the three months ended March 31, 2012. The Company believes that the available-for-sale investments can be converted to cash in a short period of time, if needed.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our cash and cash equivalents as of March 31, 2012 were $13.3 million and consisted primarily of cash and money market funds with maturities of less than 90 days. The Company also has $23.6 million of available-for-sale securities with maturities of less than one year. The Company believes that these securities can be converted to cash in a short period of time, if needed. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while, at the same time, maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, our investment policy allows us to maintain a portfolio of cash equivalents and short term investments in a variety of securities including money market funds and corporate debt securities. Due to the short term nature of our investments, we believe we have no material exposure to interest rate risk.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ending March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings.

On September 25, 2009, LifeWatch Services, Inc., and Card Guard Scientific Survival, Ltd., the licensee and owner, respectively, of U.S. Patent Nos. 7,542,878 B2 (“the ‘878 Patent”) and 5,730,143 (“the ‘143 Patent”) commenced an action LifeWatch Patent Matter against CardioNet’s wholly owned subsidiary, Braemar Inc. (“Braemar”), and one of its customers, eCardio Diagnostics, LLC (“eCardio”), in Federal District Court for the Northern District of Illinois, File No. 09-CV-6001, alleging that Braemar and eCardio had infringed the ‘878 and ‘143 Patents. The Supply Agreement between Braemar and eCardio provides that Braemar will hold eCardio harmless from any liability it incurs in connection with a claim that Braemar’s products violate the intellectual property rights or infringe upon any patent of a third party. Braemar and eCardio have denied the allegations. Since the action was commenced, the Plaintiffs have dismissed their claims relating to alleged infringement of the ‘878 Patent, Card Guard dropped out of the action, and LifeWatch has continued to pursue its claims relating to the alleged infringement of the ‘143 Patent. The ‘143 Patent has been in reexamination proceedings since February 19, 2010. On February 1, 2011, the U.S. Patent Office indicated that the claims as amended during the reexamination will be issued. The Company believes that LifeWatch’s claims under the original ‘143 Patent and under the soon-to-issue amended patent are without merit and intends to defend the litigation vigorously. Consistent with the accounting for contingent liabilities, no accrual has been recorded in the financial statements.

On December 12, 2011 the Company announced that it has reached a preliminary agreement to settle the West Palm Beach Police Pension Fund putative class action litigation filed in California Superior Court, San Diego County, which asserted claims against the Company for violations of Sections 11, 12 and 15 of the Securities Act of 1933. The preliminary agreement is subject to certain conditions, including court approval of a final settlement agreement. The parties filed a stipulation of settlement and joint plaintiff filed a motion for preliminary approval on January 6, 2012. Under the terms of the preliminary agreement, in consideration for the settlement and release of all defendants, the amount of $7,250 will be paid by or on behalf of the defendants (of which management expects approximately $6,000 will be covered by insurance). The court issued an order preliminarily approving the settlement on January 13, 2012 and set June 22, 2012 as the date for the final fairness hearing. The Company had recorded an accrual of $1,250 for the settlement of this litigation as of December 31, 2011. Subsequently, as of March 31, 2012, the Company has paid out this settlement amount.

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

Item 1A.  Risk Factors.

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, as well as the information contained in this Quarterly Report and our other reports and registration statements filed with the SEC. There have been no material changes from the risk factors previously disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

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

*Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are subject to liability.

CardioNet, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIONET, INC.

Date: May 10, 2012	By:	/s/ Heather C. Getz
Heather C. Getz, CPA
Chief Financial Officer
(Principal Financial Officer and authorized officer of the Registrant)