Form 10-Q
period 2012-06-30
CardioNet, Inc.
filed 2012-08-09
CIK 1113784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 2, 2012, 24,918,996 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

CARDIONET, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2012

FORWARD-LOOKING STATEMENTS

This document includes certain forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995 regarding, among other things, our growth prospects, the prospects for our products and our confidence in the Company’s future. These statements may be identified by words such as “expect,” “anticipate,” “estimate,” “intend,” “plan,” “believe,” “promises” and other words and terms of similar meaning. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including important factors that could delay, divert, or change any of them, and could cause actual outcomes and results to differ materially from current expectations. These factors include, among other things, the effect of the Cardiocore acquisition on our business operations and financial results and our ability to sucessfully integrate its operations into our business, the national rate set by the Centers for Medicare and Medicaid Services (“CMS”) for our mobile cardiovascular telemetry service, effectiveness of our cost savings initiatives, relationships with our government and commerical payors, changes to insurance coverage and reimbursement levels for our products, the success of our sales and marketing initiatives, our ability to attract and retain talented executive management and sales personnel, our ability to identify acquisition candidates, acquire them on attractive terms and integrate their operations into our business, the commercialization of new products, market factors, internal research and development initiatives, partnered research and development initiatives, competitive product development, changes in governmental regulations and legislation, the continued consolidation of payors, acceptance of our new products and services, patent protection, adverse regulatory action and litigation success. For further details and a discussion of these and other risks and uncertainties, please see our public filings with the Securities and Exchange Commission, including our latest periodic reports on Form 10-K and 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CARDIONET, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	June 30, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$13,191	$18,531
Short-term available-for-sale-investments	20,937	27,953
Accounts receivable, net of allowance for doubtful accounts of $9,439 and $9,889, at June 30, 2012 and December 31, 2011, respectively	23,993	21,028
Other receivables	2,032	1,564
Inventory	1,895	2,009
Prepaid expenses and other current assets	2,113	1,511

Total current assets	64,161	72,596

Property and equipment, net	16,683	15,041
Intangible assets, net	3,714	2,545
Goodwill	4,940	3,363
Other assets	1,830	1,430

Total assets	$91,328	$94,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,060	$4,094
Accrued liabilities	9,772	10,453
Deferred revenue	780	872

Total current liabilities	14,612	15,419

Other liabilities	1,368	1,559

Total liabilities	15,980	16,978

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 24,918,846 and 24,534,601 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	25	25
Paid-in capital	254,332	252,261
Accumulated other comprehensive loss	(4)	(16)
Accumulated deficit	(179,005)	(174,273)

Total stockholders’ equity	75,348	77,997

Total liabilities and stockholders’ equity	$91,328	$94,975

See accompanying notes.

CARDIONET, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Patient service revenue	$24,517	$28,010	$48,180	$58,442
Product revenue	2,933	3,627	6,315	7,194
Total revenues	27,450	31,637	54,495	65,636

Cost of revenues:
Patient service cost of revenue	9,313	11,176	18,784	22,883
Product cost of revenue	1,411	1,842	3,375	3,787
Total cost of revenues	10,724	13,018	22,159	26,670

Gross profit	16,726	18,619	32,336	38,966
Operating expenses:
General and administrative	7,635	8,985	16,308	18,660
Sales and marketing	6,027	7,395	12,179	15,460
Bad debt expense	2,959	2,902	5,870	5,292
Research and development	1,040	1,361	2,225	3,043
Integration, restructuring and other charges	733	1,014	1,003	1,138

Total expenses	18,394	21,657	37,585	43,593

Loss from operations	(1,668)	(3,038)	(5,249)	(4,627)
Other income, net	39	36	86	73

Loss before income taxes	(1,629)	(3,002)	(5,163)	(4,554)
Income tax benefit (expense)	431	(4)	431	(4)

Net loss	(1,198)	(3,006)	(4,732)	(4,558)

Net loss per common share:
Basic and diluted	$(0.05)	$(0.12)	$(0.19)	$(0.19)

Weighted average number of common shares outstanding:
Basic and diluted	24,918,996	24,401,199	24,761,904	24,350,037

Other Comprehensive Loss:
Unrealized gains on securities:
Unrealized holding gains/(losses) arising during the period	4	(4)	12	(12)

Comprehensive Loss	(1,194)	(3,010)	(4,720)	(4,570)

See accompanying notes.

CARDIONET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net loss	$(4,732)	$(4,558)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	3,761	6,113
Provision for doubtful accounts	5,870	5,292
Stock-based compensation	1,830	2,380
Amortization of intangibles	371	610
Amortization of investment premium	229	261
Decrease in deferred rent	(163)	(186)
Changes in operating assets and liabilities:
Accounts receivable	(7,600)	(6,394)
Inventory	114	—
Prepaid expenses and other current assets	(478)	(140)
Other assets	(336)	132
Accounts payable	(542)	(2,264)
Accrued and other liabilities	(2,188)	(97)

Net cash (used in) provided by operating activities	(3,864)	1,149

Investing activities
Acquisition of business, net of cash acquired	(5,768)	—
Purchases of property and equipment	(2,748)	(1,676)
Purchases of short-term available-for-sale investments	(10,536)	(28,335)
Sale or maturity of short-term available-for-sale investments	17,335	26,223

Net cash used in investing activities	(1,717)	(3,788)

Financing activities
Proceeds from the exercise of employee stock options and employee stock purchase plan contributions	241	294

Net cash provided by financing activities	241	294

Net decrease in cash and cash equivalents	(5,340)	(2,345)
Cash and cash equivalents — beginning of period	18,531	18,705

Cash and cash equivalents — end of period	$13,191	$16,360

Supplemental disclosure of cash flow information
Cash paid for taxes	$83	$138

See accompanying notes.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

1.   Summary of Significant Accounting Policies

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows.  In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and necessary for a fair presentation of CardioNet, Inc.’s (the “Company” or “CardioNet”) financial position as of June 30, 2012 and December 31, 2011, the results of operations for the three and six months ended June 30, 2012 and 2011, and cash flows for the six months ended June 30, 2012 and 2011.  The financial data and other information disclosed in these notes to the financial statements related to the three and six months ended June 30, 2012 and 2011 are unaudited. The results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for any future period.

Net Loss

The Company computes net loss per share in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 260, Earnings Per Share.  The following summarizes the potential outstanding common stock of the Company at June 30, 2012 and 2011:

	June 30, 2012	June 30, 2011
Common stock options and restricted stock units outstanding	3,982,373	2,610,168
Common stock options and restricted stock units available for grant	1,772,514	2,295,931
Common stock	24,918,846	24,334,989
Total	30,673,733	29,241,088

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including stock options and warrants, as applicable.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(1,198)	$(3,006)	$(4,732)	$(4,558)
Denominator:
Weighted average shares used in computing diluted net loss per share	24,918,996	24,401,199	24,761,904	24,350,037
Basic and diluted net loss per share	$(0.05)	$(0.12)	$(0.19)	$(0.19)

If the outstanding vested options or restricted stock units were exercised or converted into common stock, the result would be anti-dilutive for the three and six months ended June 30, 2012 and 2011. Accordingly, basic and diluted net loss per share are identical for the three and six months ended June 30, 2012 and 2011.

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

The Company writes off receivables when the likelihood for collection is remote, the receivables have been fully reserved, and when the Company believes collection efforts have been fully exhausted and it does not intend to devote additional resources in attempting to collect. The Company performs write-offs on a quarterly basis. The Company wrote off $5,757 and $7,679 of receivables for the six months ended June 30, 2012 and 2011, respectively. The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts. There was no impact on the net receivables reported on the balance sheet as of June 30, 2012, or bad debt expense reported on the statement of operations for the six months ended June 30, 2012, as a result of this write-off. The Company recorded bad debt expense of $5,870 and $5,292 for the six months ended June 30, 2012 and 2011, respectively.

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

The Company’s income before and after income taxes for the six months ended June 30, 2012 and 2011, was reduced by $1,830 and $2,380, respectively, as a result of stock-based compensation expense incurred. The impact of stock-based compensation expense was $(0.07) and $(0.10) on basic and diluted earnings per share for the six months ended June 30, 2012 and 2011, respectively.

The Company estimates the fair value of its share-based awards to employees and directors using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the use of certain subjective assumptions. The most significant of these assumptions are the estimates of the expected volatility of the market price of the Company’s stock and the expected term of the award. For the six months ended June 30, 2012, we based our estimates of expected volatility on the historical average of our stock price. Prior to this period, we based our estimates of expected volatility on a group of similar entities whose stock prices are publicly available. The expected term represents the period of time that stock-based awards granted are expected to be outstanding. Other assumptions used in the Black-Scholes option valuation model include the risk-free interest rate and expected dividend yield. The risk-free interest rate for periods pertaining to the contractual life of each option is based on the U.S. Treasury yield of a similar duration in effect at the time of grant. The Company has never paid, and does not expect to pay, dividends in the foreseeable future.

The Company utilized the Black-Scholes valuation model for estimating the fair value of stock options granted using the following weighted average assumptions:

	Six Months Ended June 30,
	2012	2011
Expected dividend yield	0%	0%
Expected volatility	62%	65%
Risk-free interest rate	1.18%	2.49%
Expected life	6.25 years	6.25 years

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

Based on the above assumptions, the per share weighted average fair value of the options granted under the stock option plan for the six months ended June 30, 2012 and 2011 was $1.63 and $2.84, respectively.

The following table summarizes activity under all stock award plans from December 31, 2011 through June 30, 2012:

		Options Outstanding
	Shares		Weighted
	Available	Number	Average
	for Grant	of Shares	Exercise Price
Balance — December 31, 2011	2,369,802	2,468,991	$9.43
Additional options available for grant	1,216,611
Granted	(1,544,922)	1,544,922	2.80
Canceled	110,174	(110,174)	21.73
Exercised	—	(43,913)	1.62

Balance — March 31, 2012	2,151,665	3,859,826	6.43
Granted	(399,017)	399,017	2.70
Canceled	19,866	(19,866)	11.50
Exercised	—	(256,604)	1.61

Balance — June 30, 2012	1,772,514	3,982,373	5.87

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

Additional information regarding options outstanding is as follows:

	June 30, 2012	June 30, 2011
Range of exercise prices (per option)	$0.70 - $31.18	$0.70 - $31.18
Weighted average remaining contractual life (years)	8.42	8.45

Employee Stock Purchase Plan

On March 16, 2012, 93,281 shares were purchased in accordance with the Employee Stock Purchase Plan (ESPP). Net proceeds to the Company from the issuance of shares of common stock under the ESPP for the six months ended June 30, 2012 were $237. In January 2012, the number of shares available for grant was increased by 241,442, per the ESPP plan documents. At June 30, 2012, approximately 607,832 shares remain available for purchase under the ESPP.

New Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update “ASU” 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The ASU is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity and states that an entity has the option to present the total of comprehensive income, the components of income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, entities are required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive are presented. This ASU was adopted during the current year resulting in a change to the financial statement presentation of comprehensive income. The amendment did not have an impact on the results of operations, cash flows, or financial position.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The new guidance allows an entity the option to first assess qualitative factors to determine whether existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment leads to the determination that the fair value of the reporting unit is not more likely than not less than the carrying value, then performing a two-step impairment test is no longer necessary. The amendments did not have a material impact on the Company’s results of operations, cash flows, or financial position.

2.   Business Combination

On February 10, 2012, the Company entered into and closed on a definitive Stock Purchase Agreement (the “Stock Purchase Agreement”) with ECG Scanning and Medical Services, Inc., an Ohio corporation (“ECG Scanning”). Upon the closing of the transaction the Company acquired all of the issued and outstanding capital stock, and ECG Scanning became a wholly-owned subsidiary of the Company. ECG Scanning is a provider of cardiac monitoring services in the United States. The Company paid an aggregate cash purchase price of $5,800 in cash at closing and up to an additional $600 in cash, with an estimated fair value of $570, upon the achievement of certain performance targets approximately one year from the date of purchase. The acquisition has been included within the consolidated results of operations and financial condition from the date of the acquisition. The acquisition gave the Company access to established customer relationships, entry into additional regions and geographic locations.

The purchase price allocation of the ECG Scanning acquisition purchase consideration of $6,370 was completed in the second quarter of 2012. The following table summarizes the purchase price allocation:

Fair value of assets acquired:
Cash and cash equivalents	$32
Accounts receivable	1,686
Prepaid expenses and other current assets	141
Property and equipment	2,655
Goodwill	1,577
Intangible assets	1,540
Other assets	64
Total assets acquired	7,695
Liabilities assumed:
Accounts payable	508
Accrued expenses	283
Other liabilities	534
Total liabilities assumed	1325
Net assets acquired	$6,370

3.   Available-for-Sale Investments

The Company invests its excess funds in securities issued by the U.S. government, corporations, banks, municipalities, financial holding companies and in money market funds comprised of these same types of securities. Cash and cash equivalents and available-for-sale investments are placed with high credit quality financial institutions. Additionally, the Company diversifies the investment portfolio in order to maintain safety and liquidity. The Company does not hold mortgage-backed securities. As of June 30, 2012, all of the investments will mature within one year. These investments are recorded at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity.

Investments have been classified as available-for-sale investments. At June 30, 2012, available-for-sale investments are detailed as follows:

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate debt securities	$19,440	$2	$(6)	$19,436
U.S. Treasury and agency debt securities	1,501	—	—	1,501
Total	$20,941	$2	$(6)	$20,937

At December 31, 2011, available-for-sale investments are detailed as follows:

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate debt securities	$20,012	$1	$(18)	$19,995
U.S. Treasury and agency debt securities	7,957	1	—	7,958
Total	$27,969	$2	$(18)	$27,953

Net unrealized gains on available-for-sale investments are included as a component of stockholders’ equity and comprehensive loss until realized from a sale or other-than-temporary impairment. The Company recorded net unrealized gains for the six months ended June 30, 2012 of $12 and net unrealized losses for the six months ended June 30, 2011 of $13. Realized gains and losses from the sale of securities are determined on a specific identification basis. Purchases and sales of investments are recorded on their trade dates. The Company recorded realized gains for the six months ended June 30, 2012 and 2011 of $0 and $1, respectively. Dividend and interest income are recognized when earned. Interest income from available-for-sale investments for the six months ended June 30, 2012 and 2011 was $315 and $335, respectively, which were partially offset by $229 and $261, respectively, of amortization of investment premiums.

At June 30, 2012, the Company had 21 corporate debt securities and 1 U.S. Treasury and agency debt security in its available-for-sale investment balance, of which 13 securities were in an unrealized loss position totaling $6. The unrealized losses relate to available-for-sale investments with a fair value of $11,448 at June 30, 2012. Based on the Company’s intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2012.

4.   Fair Value Measurements

ASC 820, Fair Value Measurement, defines fair value as an exit price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.

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

•                  Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The Company has not measured the fair value of any assets using Level 3 inputs. The Company’s Level 3 liabilities include contingent consideration recognized in conjunction with business combination activities in the first quarter of 2012.

No transfers were made into or out of the different category levels, nor did the Company categorize any of its investments as Level 3 at June 30, 2012 and December 31, 2011. The Company categorized a contingent liability as Level 3 as of June 30, 2012. The Company will continue to review the fair value inputs on a quarterly basis.

The fair value of the Company’s financial assets subject to the disclosure requirements of ASC 820 was determined using the following levels of inputs at June 30, 2012:

Fair Value Measurements at June 30, 2012

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$9,665			9,665
Money market funds	3,526	—	—	3,526
Corporate debt securities	—	19,436	—	19,436
U.S. Treasury and agency debt securities	1,501	—	—	1,501
Total	$14,692	19,436	—	34,128

	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$575	$575
Total	$—	$—	$575	$575

The fair value of the Company’s financial assets subject to the disclosure requirements of ASC 820 was determined using the following levels of inputs at December 31, 2011:

Fair Value Measurements at December 31, 2011

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$10,622	$—	$—	$10,622
Money market funds	7,909	—	—	7,909
Corporate debt securities	—	19,995	—	19,995
U.S. Treasury and agency debt securities	7,958	—	—	7.958
Total	$26,489	$19,995	$—	$46,484

	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent Consideration	$—	$—	$—	$—
Total	$—	$—	$—	$—

As part of the consideration for the ECG Scanning acquisition, the Company has an arrangement in place whereby future consideration in the form of cash may be transferred to the seller contingent upon the achievement of certain earnings targets. The fair value of the contingent consideration arrangement was estimated using the income approach with inputs that are not observable in the market. Key assumptions include a discount rate commensurate with the level of risk of achievement, time horizon and other risk factors, and probability adjusted earnings growth, all of which the Company believes are appropriate and representative of market participant assumptions. The liability for the contingent consideration arrangement is included within accrued expenses and other current liabilities in the Consolidated Balance Sheet. The accretion of the contingent consideration was $5 for the six months ended June 30, 2012.

5.   Integration, Restructuring and Other Charges

The Company accounts for expenses associated with exit or disposal activities in accordance with ASC 420, Exit or Disposal Cost Obligations, and records the expenses in Integration, restructuring and other charges in its statement of operations, and records the related accrual in the Accrued expenses line of its balance sheet.

2012 Integration, Restructuring and Other Charges

For the six months ended June 30, 2012, the Company incurred expenses related to restructuring, integration and other activities. A summary of these expenses is as follows:

Legal fees	$651
Severance and employee related costs	199
Professional fees	147
Other charges	6
Total	$1,003

During the six months ended June 30, 2012, the Company incurred $450 in legal fees related to the settlement of ongoing litigation, as well as an additional $201 in legal costs associated with other current litigation.

2011 Integration

During the six months ended June 30, 2011, the Company incurred charges related to the integration of operations in connection with the Biotel acquisition of $697. Additionally, the Company incurred other charges of $441 for the six months ended June 30, 2011, related primarily to legal costs associated with current litigation.

6.   Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur. The Company reviews and updates its estimated annual effective tax rate each quarter. For the six months ended June 30, 2012, the Company’s estimated annual effective tax rate was zero. The Company recorded $431 of tax benefit for the three and six months ended June 30, 2012 related to the ECG Scanning acquisition that occurred in February 2012.

As of June 30, 2012, in accordance with ASC 740, the Company maintained a full valuation allowance against net deferred tax assets. The Company will continue to maintain a full valuation allowance until such time it can reasonably estimate the probability of realizing a benefit from the deferred tax assets. There has been no material change to the amount of unrecognized tax expense or benefit reported as of June 30, 2012.

7.   Segment Information

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

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Patient service	$24,517	$28,010	$48,180	$58,442
Product	2,933	3,627	6,315	7,194
Total revenues	27,450	31,637	54,495	65,636

Loss before income taxes:
Patient service	(1,967)	(2,724)	(6,286)	(4,277)
Product	338	(278)	1,123	(277)
Total loss before income taxes	(1,629)	(3,002)	(5,163)	(4,554)

Depreciation and amortization:
Patient service	1,946	2,968	3,802	6,013
Product	166	342	330	710
Total depreciation and amortization	2,112	3,310	4,132	6,723

Capital expenditures:
Patient service	1,242	1200	2,561	1531
Product	134	80	187	145
Total capital expenditures	1,376	1,280	2,748	1,676

	June 30,	December 31,
	2012	2011
Total assets:
Patient service	77,663	82,451
Product	13,665	12,524
Total assets	91,328	94,975

8.   Legal Proceedings

On June 12, 2012 CardioNet, Inc. (the “Company”) settled the patent infringement action brought on September 25, 2009 by LifeWatch Services, Inc., and Card Guard Scientific Survival, Ltd. (“Lifewatch”), the licensee and owner, respectively, of U.S. Patent Nos. 7,542,878 B2 (“the ‘878 Patent”) and 5,730,143 (“the ‘143 Patent”), collectively (“Licensed Patents”) against the Company’s wholly owned subsidiary, Braemar Inc. (“Braemar”) and one of its customers, eCardio Diagnostics, LLC (“eCardio”), in Federal District Court for the Northern District of Illinois, File No. 09-CV-6001.  In this matter, Lifewatch alleged that Braemar and eCardio had infringed the Licensed Patents. Pursuant to the terms of the settlement agreement, the Company will pay Lifewatch a lump sum of $250 for a fully paid- up license, release, and covenant not to sue under the Licensed Patents for Braemar products.  The covenant not to sue extends to Braemar’s customers, including eCardio.

On May 8, 2012, CardioNet filed suit against The ScottCare Corporation and Ambucor Health Solutions, Inc. in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 2:12-CV-2516-PBT) for patent infringement related to the use, offering for use, sale, and offering for sale of the ScottCare TeleSentry Mobile Cardiac Telemetry device and monitoring services.  On May 8, 2012, CardioNet also filed suit against Mednet Healthcare Technologies, Inc., MedTel 24, Inc., RhythmWatch LLC, and AMI Cardiac Monitoring, Inc., in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 2:12-CV-2517-JS) for patent infringement related to the use, offering for use, sale, and offering for sale of the Heartrak External Cardiac Ambulatory Telemetry device and monitoring services.  The suits each allege that the defendants are infringing the following CardioNet patents:  U.S. Patent Nos. 7,212,850, 7,907,996, 6,569,095, 7,587,237 and 7,941,207. CardioNet is seeking an injunction against each defendant, as well as monetary damages. Defendants Mednet HealthCare Technologies, Inc. and the ScottCare Corporation have asserted counterclaims alleging the patents in suit are invalid and not infringed.  Consistent with the accounting for contingent liabilities, no accrual has been recorded in the financial statements. The Company is vigorously pursuing its claims and defending against the counterclaims.

On December 12, 2011 the Company announced that it had reached a preliminary agreement to settle the West Palm Beach Police Pension Fund putative class action litigation filed in California Superior Court, San Diego County, which asserted claims against the Company for violations of Sections 11, 12 and 15 of the Securities Act of 1933. On June 22, 2012, the court approved the settlement of $7,250, of which, the Company previously paid $1,250 on March 31, 2012, and the remainder was covered by insurance.

9.   Civil Investigative Demand

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

10.   Subsequent Events

On August 5, 2012, the Company entered into a definitive merger agreement to purchase all of the outstanding shares of cardioCORE Lab, Inc. (“Cardiocore”) for total consideration of $23,500. The purchase price is payable through $20,000 of cash, and at the purchaser’s discretion, $3,500 of cash or CardioNet stock. The transaction was approved by the board of directors of both companies. The closing of the transaction is subject to customary conditions.

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

The Company’s Conshohocken, PA and San Francisco, CA locations are Medicare approved Independent Diagnostic Testing Facilities (“IDTF”). All of the Company’s MCOT arrhythmia monitoring activities are currently conducted at these locations. The Company received FDA 510(k) clearance for the proprietary algorithm included in its third generation product, or C3, in October 2005. Subsequently in November 2006, the Company received FDA 510(k) clearance for its C3 system which it has incorporated as part of its monitoring solution. The Company received FDA 510(k) clearance for its C5 platform in April 2010, and successfully launched C5 in the fourth quarter of 2011. The Company continues to pursue innovation of new and existing medical solutions through investments in research and development.

The Company’s Product segment is engaged in the manufacture and sale of event and Holter medical devices, as well as the repair of such devices, through its wholly owned subsidiary, Braemar, Inc. (“Braemar). Braemar’s customers include distributors and other resellers, physicians, clinics and hospitals. The Company also manages a Contract Research Organization (CRO) through its wholly owned subsidiary Agility Centralized Research Services, Inc. (“Agility”). Agility provides contract research monitoring services primarily to universities, hospitals, physicians, and private companies that are involved in the research and testing of pharmaceuticals, products and medical procedures.

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

The American Medical Association (“AMA”) established CPT codes covering MCOT™ services that became effective on January 1, 2009, and on January 1, 2011, CMS established a national rate that is subject to geographical adjustment. Effective January 1, 2012, the national Medicare reimbursement rate for the Company’s MCOT™ services was $734 per service for patients monitored in Conshohocken, PA, compared to $739 in 2011. Beginning in February 2012, the Company moved its monitoring for Medicare patients to San Francisco, CA. The reimbursement rate for Medicare patients serviced in the San Francisco, CA facility, adjusted for local geographic pricing, is $943 per service.

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

Patient Service and Product Revenue

Patient service revenue includes revenue from MCOT, event, Holter and pacemaker monitoring services. Product revenue includes revenue from product sales, product repairs, contract research services and all other revenue that is not patient service related. The Company receives a significant portion of its revenue from third party commercial insurance organizations and governmental entities. It also receives reimbursement directly from patients through co-pay and self-pay arrangements. Billings for services reimbursed by contract third party payors, including Medicare, are recorded as revenue net of contractual allowances. Adjustments to the estimated receipts, based on final settlement with the third party payors, are recorded upon settlement. If the Company does not have sufficient historical information regarding collectability from a given payor to support revenue recognition at the time of service, revenue is recognized when cash is received. Unearned amounts are appropriately deferred until service is performed.

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

The Company will write-off receivables when the likelihood for collection is remote, the receivables have been fully reserved, and when the Company believes collection efforts have been fully exhausted and it does not intend to devote additional resources in attempting to collect. The Company performs write-offs on a quarterly basis. The Company wrote off $5.8 million and $7.7 million of receivables for the quarters ended June 30, 2012 and 2011, respectively. The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts. The Company recorded bad debt expense of $5.9 million and $5.3 million for the quarters ended June 30, 2012 and 2011, respectively.

Integration, Restructuring and Other Charges

During the first half of 2012, the Company incurred legal fees of $0.5 million related to the settlement of ongoing litigation. In addition, the Company incurred other charges of $0.5 million related to legal fees, charges for professional and outside services, as well as severance and other employee related costs.

During the first half of 2011, the Company incurred charges related to the integration of operations in connection with the Biotel acquisition. The Company incurred integration costs of $1.1 million for the six months ended June 30, 2011 which consisted of $0.7 million of severance and other employee related expenses and $0.4 million of other charges. The integration activities were substantially complete as of December 31, 2011.

Verizon Supplier Agreement

The Company established a relationship with Verizon, formerly nPhase, in May 2003. Verizon is the sole provider of wireless cellular data connectivity solutions, data hosting and queuing services for the Company’s monitoring network. The Company has no fixed or minimum financial commitment as it relates to network usage or volume activity. However, if the Company fails to maintain an agreed-upon number of active cardiac monitoring devices on the Verizon network or it utilizes the monitoring and communications services of a provider other than Verizon, the Company may be subject to penalties and Verizon has the right to terminate its relationship with the Company. To date, no penalties have been incurred related to this agreement.

Results of Operations

Three Months Ended June 30, 2012 and 2011

Revenues.    Total revenues for the three months ended June 30, 2012 were $27.5 million compared to $31.6 million for the three months ended June 30, 2011, a decrease of $4.1 million, or 13.2%. While total patient volume increased, patient services revenue declined $3.4 million primarily due to a shift in product mix to our event and Holter products which carry a lower reimbursement rate. Additionally, product revenue declined $0.7 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 due to volume declines related to unusually high sales in the first half of 2011 following the acquisition of Biotel.

Gross Profit.    Gross profit decreased to $16.7 million for the three months ended June 30, 2012 from $18.6 million for the three months ended June 30, 2011. The decrease of $1.9 million, or 10.2%, was due to a shift in product mix.  Gross profit as a percentage of revenue increased to 60.9% for the three months ended June 30, 2012 compared to 58.9% for the three months ended June 30, 2011 due to lower depreciation expense, partially offset by start-up cost related to our San Francisco location.

General and Administrative Expense.    General and administrative expense was $7.6 million for the three months ended June 30, 2012 compared to $9.0 million for the three months ended June 30, 2011. The decrease of $1.4 million, or 15.0%, was due primarily to lower payroll and other employee related costs of $1.6 million, partially offset by the inclusion of expenses related to the ECG Scanning acquisition. As a percent of total revenue, general and administrative expense was 27.8% for the three months ended June 30, 2012 compared to 28.4% for the three months ended June 30, 2011.

Sales and Marketing Expense.    Sales and marketing expense was $6.0 million for the three months ended June 30, 2012 compared to $7.4 million for the three months ended June 30, 2011. The decrease of $1.4 million, or 18.5%, was primarily due to lower payroll and other employee related expenses. As a percent of total revenue, sales and marketing expense was 22.0% for the three months ended June 30, 2012 compared to 23.4% for the three months ended June 30, 2011.

Bad Debt Expense.    Bad debt expense was $3.0 million for the three months ended June 30, 2012 compared to $2.9 million for the three months ended June 30, 2011. The bad debt expense recorded was based upon an evaluation of historical collection experience of accounts receivable, by age, for various payor classes. The increase in 2012 is related to the acquisition of ECG Scanning. As a percentage of net patient service revenue, bad debt expense was 12.1% for the three months ended June 30, 2012 compared to 10.4% for the three months ended June 30, 2011.

Research and Development Expense.    Research and development expense was $1.0 million for the three months ended June 30, 2012 compared to $1.4 million for the three months ended June 30, 2011.  The decrease of $0.4 million, or 23.6%, was due primarily to a decrease in production materials, outside and consulting services, and other employee related expenses after the launch of our next generation MCOT™ device in the fourth quarter 2011.  As a percent of total revenue, research and development expense was 3.8% for the three months ended June 30, 2012 compared to 4.3% for the three months ended June 30, 2011.

Integration, Restructuring and Other Charges.    The Company incurred other charges of $0.7 million relating primarily to legal fees associated with the settlement of ongoing litigation for the three months ended June 30, 2012. Integration, restructuring and other charges were 2.7% of total revenues for the three months ended June 30, 2012.

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

Net Loss.    The Company incurred a net loss of $1.2 million for the three months ended June 30, 2012 compared to a net loss of $3.0 million for the three months ended June 30, 2011.

Six Months Ended June 30, 2012 and 2011

Revenues.    Total revenues for the six months ended June 30, 2012 were $54.5 million compared to $65.6 million for the six months ended June 30, 2011, a decrease of $11.1 million, or 17.0%.  The decrease was primarily related to a decrease in patient service revenue of $10.2 million, largely due to a shift in product mix to our event and Holter products which carry a lower reimbursement rate.  Additionally, product revenue declined $0.9 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 due to volume declines related to unusually high sales in the first half of 2011 following the acquisition of Biotel.

Gross Profit.    Gross profit decreased to $32.3 million for the six months ended June 30, 2012 from $39.0 million for the six months ended June 30, 2011. The decrease of $6.7 million, or 17.0%, was due primarily to a decline in our average patient service reimbursement rates. Gross profit as a percentage of total revenue declined slightly to 59.3% for the six months ended June 30, 2012 compared to 59.4% for the six months ended June 30, 2011. Additional costs related to the start-up of the San Francisco monitoring center were offset by lower depreciation costs.

General and Administrative Expense.    General and administrative expense was $16.3 million for the six months ended June 30, 2012 compared to $18.7 million for the six months ended June 30, 2011. The decrease of $2.4 million, or 12.6%, was due primarily to lower payroll and other employee related expenses and lower amortization expense, partially offset by the inclusion of general and administrative expenses related to the ECG Scanning acquisition. As a percent of total revenue, general and administrative expense was 29.9% for the six months ended June 30, 2012 compared to 28.4% for the six months ended June 30, 2011.

Sales and Marketing Expense.    Sales and marketing expense was $12.2 million for the six months ended June 30, 2012 compared to $15.5 million for the six months ended June 30, 2011. The decrease of $3.3 million, or 21.2%, was due primarily to lower payroll and other employee related expenses, lower outside consulting services and lower meeting expenses, offset by the inclusion of sales and marketing expenses related to the ECG Scanning acquisition. As a percent of total revenue, sales and marketing expense was 22.3% for the six months ended June 30, 2012 compared to 23.6% for the six months ended June 30, 2011.

Bad Debt Expense.    Bad debt expense was $5.9 million for the six months ended June 30, 2012 compared to $5.3 million for the six months ended June 30, 2011. The increase of $0.6 million, or 10.9%, was due primarily to the inclusion of expense related to the ECG Scanning acquisition. The bad debt expense recorded was based upon an evaluation of historical collection experience of accounts receivable, by age, for various payor classes. As a percentage of net patient service revenue, bad debt expense was 12.2% for the six months ended June 30, 2012 compared to 9.1% for the six months ended June 30, 2011.

Research and Development Expense.    Research and development expense was $2.2 million for the six months ended June 30, 2012 compared to $3.0 million for the six months ended June 30, 2011.  The decrease of $0.8 million, or 26.9%, was primarily due to a decrease in production materials and outside consulting services that were incurred in the prior year in connection with the development of our new MCOT™ device. As a percent of total revenue, research and development expense was 4.1% for the six months ended June 30, 2012 compared to 4.6% for the six months ended June 30, 2011.

Integration, Restructuring and Other Charges.    The Company incurred other charges of $1.0 million relating primarily to legal fees related to the settlement of ongoing litigation, as well as charges for employee severances and professional services for the six months ended June 30, 2012. Integration, restructuring and other charges were 1.8% of total revenue for the six months ended June 30, 2012.

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

Net Loss.    The Company incurred a net loss of $4.7 million for the six months ended June 30, 2012 compared to a net loss of $4.6 million for the six months ended June 30, 2011.

Liquidity and Capital Resources

The Company’s Annual Report on Form 10-K for the year ended December 31, 2011 includes a detailed discussion of our liquidity, contractual obligations and commitments. The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

As of June 30, 2012, our principal source of liquidity was cash and cash equivalents of $13.2 million, available-for-sale investments of $20.9 million and net accounts receivable of $24.0 million. The Company has no short or long-term debt. The Company had working capital of $49.5 million as of June 30, 2012, down from $57.2 million at December 31, 2011. The decrease of $7.7 million was driven mostly by lower cash and short-term investment balances due to the acquisition of ECG of $5.8 million, the payment of the settlement relating to the securities class action litigation in the first quarter for $1.3 million, and for use in ongoing operations.

The Company used $3.9 million of cash from operations for the six months ended June 30, 2012. Cash was used primarily to fund the Company’s ongoing operations during the six month period that resulted in a $4.7 million net loss, and to fund its net working capital requirements. The net loss and changes in working capital were partially offset by $6.0 million of non-cash items related to depreciation, amortization and stock compensation expense. As of June 30, 2012, there was approximately $7.0 million in unbilled claims for Medicare patients that had been monitored in our San Francisco, CA facility. The Company recently completed the certification process for the San Francisco monitoring center to become an IDTF, and will submit these claims for reimbursement in the third quarter of 2012. The Company anticipates that the majority of the outstanding claims related to this new facility will be paid prior to the end of the third quarter 2012.

The Company used $2.7 million for the investment in medical devices for use in its ongoing operations, and used $5.8 million for the purchase of ECG Scanning for the six months ended June 30, 2012. In addition, the Company received $17.3 million from the maturity of certain of its short term investments, offset by $10.5 million used in the purchase of available-for-sale securities for the six months ended June 30, 2012. The Company believes that the available-for-sale investments can be converted to cash in a short period of time, if needed.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our cash and cash equivalents as of June 30, 2012 were $13.2 million and consisted primarily of cash and money market funds with maturities of less than 90 days. The Company also has $20.9 million of available-for-sale securities with maturities of less than one year. The Company believes that if necessary these securities can be converted to cash in a short period of time. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while, at the same time, maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, our investment policy allows us to maintain a portfolio of cash equivalents and short term investments in a variety of securities including money market funds and corporate debt securities. Due to the short term nature of our investments, we believe we have no material exposure to interest rate risk.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ending June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings.

On June 12, 2012 CardioNet, Inc. (the “Company”) settled the patent infringement action brought on September 25, 2009 by LifeWatch Services, Inc., and Card Guard Scientific Survival, Ltd. (“Lifewatch”), the licensee and owner, respectively, of U.S. Patent Nos. 7,542,878 B2 (“the ‘878 Patent”) and 5,730,143 (“the ‘143 Patent”), collectively (“Licensed Patents”) against the Company’s wholly owned subsidiary, Braemar Inc. (“Braemar”) and one of its customers, eCardio Diagnostics, LLC (“eCardio”), in Federal District Court for the Northern District of Illinois, File No. 09-CV-6001.  In this matter, Lifewatch alleged that Braemar and eCardio had infringed the Licensed Patents. Pursuant to the terms of the settlement agreement, the Company will pay Lifewatch a lump sum of $250,000 for a fully paid- up license, release, and covenant not to sue under the Licensed Patents for Braemar products.  The covenant not to sue extends to Braemar’s customers, including eCardio.

On May 8, 2012, CardioNet filed suit against The ScottCare Corporation and Ambucor Health Solutions, Inc. in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 2:12-CV-2516-PBT) for patent infringement related to the use, offering for use, sale, and offering for sale of the ScottCare TeleSentry Mobile Cardiac Telemetry device and monitoring services.  On May 8, 2012, CardioNet also filed suit against Mednet Healthcare Technologies, Inc., MedTel 24, Inc., RhythmWatch LLC, and AMI Cardiac Monitoring, Inc., in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 2:12-CV-2517-JS) for patent infringement related to the use, offering for use, sale, and offering for sale of the Heartrak External Cardiac Ambulatory Telemetry device and monitoring services.  The suits each allege that the defendants are infringing the following CardioNet patents:  U.S. Patent Nos. 7,212,850, 7,907,996, 6,569,095, 7,587,237 and 7,941,207. CardioNet is seeking an injunction against each defendant, as well as monetary damages. Defendants Mednet HealthCare Technologies, Inc. and the ScottCare Corporation have asserted counterclaims alleging the patents in suit are invalid and not infringed.  Consistent with the accounting for contingent liabilities, no accrual has been recorded in the financial statements. The Company is vigorously pursuing its claims and defending against the counterclaims.

On December 12, 2011 the Company announced that it had reached a preliminary agreement to settle the West Palm Beach Police Pension Fund putative class action litigation filed in California Superior Court, San Diego County, which asserted claims against the Company for violations of Sections 11, 12 and 15 of the Securities Act of 1933. On June 22, 2012, the court approved the settlement of $7,250,000, of which, the Company previously paid $1,250,000 on March 31, 2012, and the remainder was covered by insurance.

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

Item 1A.  Risk Factors.

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, as well as the information contained in this Quarterly Report and our other reports and registration statements filed with the SEC. There have been no material changes from the risk factors previously disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits.

EXHIBIT INDEX

Exhibit Number

10.1(1)	Employment Agreement, dated June 11, 2012, between the Registrant and Michael Geldart.**
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document

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

** Filed herewith.

(1) Indicates a management plan or compensatory plan or arrangement.

CardioNet, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIONET, INC.

Date: August 9, 2012	By:	/s/ Heather C. Getz
Heather C. Getz, CPA
Chief Financial Officer
(Principal Financial Officer and authorized officer of the Registrant)