Form 10-Q
period 2012-09-30
CardioNet, Inc.
filed 2012-11-05
CIK 1113784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, 25,154,367 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

CARDIONET, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2012

FORWARD-LOOKING STATEMENTS

This document includes certain forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995 regarding, among other things, our growth prospects, the prospects for our products and our confidence in the Company’s future. These statements may be identified by words such as “expect,” “anticipate,” “estimate,” “intend,” “plan,” “believe,” “promises” and other words and terms of similar meaning. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including important factors that could delay, divert, or change any of them, and could cause actual outcomes and results to differ materially from current expectations. These factors include, among other things, the effect of the Cardiocore acquisition on our business operations and financial results and our ability to successfully integrate its operations into our business, the national rate set by the Centers for Medicare and Medicaid Services (“CMS”) for our mobile cardiovascular telemetry service, effectiveness of our cost savings initiatives, relationships with our government and commercial payors, changes to insurance coverage and reimbursement levels for our products, the success of our sales and marketing initiatives, our ability to attract and retain talented executive management and sales personnel, our ability to identify acquisition candidates, acquire them on attractive terms and integrate their operations into our business, the commercialization of new products, market factors, internal research and development initiatives, partnered research and development initiatives, competitive product development, changes in governmental regulations and legislation, the continued consolidation of payors, acceptance of our new products and services, patent protection, adverse regulatory action and litigation success. For further details and a discussion of these and other risks and uncertainties, please see our public filings with the Securities and Exchange Commission, including our latest periodic reports on Form 10-K and 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CARDIONET, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	September 30, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$17,887	$18,531
Short-term available-for-sale-investments	—	27,953
Accounts receivable, net of allowance for doubtful accounts of $6,759 and $9,889, at September 30, 2012 and December 31, 2011, respectively	17,276	21,028
Other receivables	5,314	1,564
Inventory	2,305	2,009
Prepaid expenses and other current assets	2,373	1,511

Total current assets	45,155	72,596

Property and equipment, net	20,509	15,041
Intangible assets, net	10,448	2,545
Goodwill	16,520	3,363
Other assets	1,677	1,430

Total assets	$94,309	$94,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,049	$4,094
Accrued liabilities	9,896	10,453
Deferred revenue	1,853	872

Total current liabilities	18,798	15,419

Other liabilities	2,254	1,559

Total liabilities	21,052	16,978

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 25,018,341 and 24,534,601 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	25	25
Paid-in capital	255,357	252,261
Accumulated other comprehensive loss	—	(16)
Accumulated deficit	(182,125)	(174,273)

Total stockholders’ equity	73,257	77,997

Total liabilities and stockholders’ equity	$94,309	$94,975

See accompanying notes.

CARDIONET, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Patient services	$23,321	23,599	71,501	82,041
Product	1,499	2,741	6,920	9,433
Research services	2,220	262	3,114	764
Total revenues	27,040	26,602	81,535	92,238

Cost of revenues:
Patient services	9,098	10,349	27,882	33,232
Product	547	1,767	3,607	5,241
Research services	997	136	1,312	449
Total cost of revenues	10,642	12,252	32,801	38,922

Gross profit	16,398	14,350	48,734	53,316
Operating expenses:
General and administrative	7,969	8,655	24,276	27,315
Sales and marketing	6,476	6,621	18,655	22,081
Bad debt expense	3,195	3,263	9,066	8,555
Research and development	1,143	1,329	3,368	4,372
Integration, restructuring and other charges	741	1,619	1,744	2,757

Total expenses	19,524	21,487	57,109	65,080

Loss from operations	(3,126)	(7,137)	(8,375)	(11,764)
Other income, net	5	34	91	107

Loss before income taxes	(3,121)	(7,103)	(8,284)	(11,657)
Income tax benefit (expense)	—	—	431	(4)

Net loss	(3,121)	(7,103)	(7,853)	(11,661)

Net loss per common share:
Basic and diluted	$(0.12)	(0.29)	(0.32)	(0.48)

Weighted average number of common shares outstanding:
Basic and diluted	24,995,449	24,450,799	24,839,752	24,383,624

Other Comprehensive Loss:
Unrealized gains/(losses) on securities:
Unrealized holding gains/(losses) arising during the period	—	(27)	0	(39)

Comprehensive Loss	(3,121)	(7,130)	(7,853)	(11,700)

See accompanying notes.

CARDIONET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net loss	$(7,853)	(11,661)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for doubtful accounts	9,066	8,555
Depreciation	5,773	8,880
Stock-based compensation	2,656	3,297
Amortization of intangibles	568	914
Amortization of investment premium	268	408
Decrease in deferred rent	(546)	(279)
Changes in operating assets and liabilities:
Accounts receivable	(3,071)	(7,831)
Inventory	(296)	(272)
Prepaid expenses and other current assets	(340)	221
Other assets	(181)	126
Accounts payable	1,252	(1,188)
Accrued and other liabilities	(3,682)	(680)

Net cash provided by operating activities	3,614	490

Investing activities
Acquisition of business, net of cash acquired	(28,042)	—
Purchases of property and equipment	(4,357)	(2,814)
Purchases of short-term available-for-sale investments	(11,935)	(39,264)
Sale or maturity of short-term available-for-sale investments	39,636	36,188

Net cash used in investing activities	(4,698)	(5,890)

Financing activities
Proceeds from the exercise of employee stock options and employee stock purchase plan contributions	440	509

Net cash provided by financing activities	440	509

Net decrease in cash and cash equivalents	(644)	(4,891)
Cash and cash equivalents — beginning of period	18,531	18,705

Cash and cash equivalents — end of period	$17,887	13,814

Supplemental disclosure of cash flow information
Cash paid for taxes	$130	166

See accompanying notes.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

1.   Summary of Significant Accounting Policies

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows.  In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and necessary for a fair presentation of CardioNet, Inc.’s (the “Company” or “CardioNet”) financial position as of September 30, 2012 and December 31, 2011, the results of operations for the three and nine months ended September 30, 2012 and 2011, and cash flows for the nine months ended September 30, 2012 and 2011.  The financial data and other information disclosed in these notes to the financial statements related to the three and nine months ended September 30, 2012 and 2011 are unaudited. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for any future period.

Net Loss

The Company computes net loss per share in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 260, Earnings Per Share.  The following summarizes the potential outstanding common stock of the Company at September 30, 2012 and 2011:

	September 30, 2012	September 30, 2011
Common stock options and restricted stock units outstanding	4,007,984	2,536,736
Common stock options and restricted stock units available for grant	1,685,904	2,333,000
Common stock	25,018,341	24,421,377
Total	30,712,229	29,291,113

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including stock options and warrants, as applicable.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(3,121)	$(7,103)	$(7,853)	$(11,661)
Denominator:
Weighted average shares used in computing diluted net loss per share	24,995,449	24,450,799	24,839,752	24,383,624
Basic and diluted net loss per share	$(0.12)	$(0.29)	$(0.32)	$(0.48)

If the outstanding vested options or restricted stock units were exercised or converted into common stock, the result would be anti-dilutive for the three and nine months ended September 30, 2012 and 2011. Accordingly, basic and diluted net loss per share are identical for the three and nine months ended September 30, 2012 and 2011.

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

Accounts Receivable

Accounts receivable related to the patient services segment are recorded at the time revenue is recognized, net of contractual allowances, and are presented on the balance sheet net of allowance for doubtful accounts. The ultimate collection of accounts receivable may not be known for several months after services have been provided and billed. The Company records allowance for doubtful accounts based on the aging of the receivable using historical customer- specific data. The percentages and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods and analyses, including current and historical cash collections, and the aging of specific receivables. Because of continuing changes in the health care industry and third party reimbursement, it is possible that our estimates could change, which could have a material impact on our operations and cash flows.

Accounts receivable related to the product and research services segments are recorded at the time revenue is recognized. The Company estimates allowance for doubtful accounts on a specific account basis, and considers several factors in its analysis including customer specific information and aging of the account.

The Company writes off receivables when the likelihood for collection is remote, the receivables have been fully reserved, and when the Company believes collection efforts have been fully exhausted and it does not intend to devote additional resources in attempting to collect. The Company performs write-offs on a quarterly basis. The Company wrote off $8,479 and $10,660 of receivables for the nine months ended September 30, 2012 and 2011, respectively. The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts. There was no impact on the net receivables reported on the balance sheet as of September 30, 2012, or bad debt expense reported on the statement of operations for the nine months ended September 30, 2012, as a result of this write-off. The Company recorded bad debt expense of $9,066 and $8,555 for the nine months ended September 30, 2012 and 2011, respectively.

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

For the purpose of performing its goodwill impairment analysis, the Company considers its business to be comprised of three reporting units, patient service, products and research services. The Company calculates the fair value of the reporting units utilizing a weighting of the income and market approaches. The income approach is based on a discounted cash flow methodology that includes assumptions for, among other things, forecasted income, cash flow, growth rates, income tax rates, expected tax benefits and long-term discount rates, all of which require significant judgment. The market approach utilizes the Company’s market data as well as market data from publicly traded companies that are similar to the Company. There are inherent uncertainties related to these factors and the judgment applied in the analysis. The Company believes that the combination of an income and a market approach provides a reasonable basis to estimate the fair value of its reporting units.

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

The Company’s income before and after income taxes for the nine months ended September 30, 2012 and 2011, was reduced by $2,656 and $3,297, respectively, as a result of stock-based compensation expense incurred. The impact of stock-based compensation expense was $(0.11) and $(0.13) on basic and diluted earnings per share for the nine months ended September 30, 2012 and 2011, respectively.

The Company estimates the fair value of its share-based awards to employees and directors using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the use of certain subjective assumptions. The most significant of these assumptions are the estimates of the expected volatility of the market price of the Company’s stock and the expected term of the award. For the nine months ended September 30, 2012, we based our estimates of expected volatility on the historical average of our stock price. Prior to this period, we based our estimates of expected volatility on a group of similar entities whose stock prices are publicly available. The expected term represents the period of time that stock-based awards granted are expected to be outstanding. Other assumptions used in the Black-Scholes option valuation model include the risk-free interest rate and expected dividend yield. The risk-free interest rate for periods pertaining to the contractual life of each option is based on the U.S. Treasury yield of a similar duration in effect at the time of grant. The Company has never paid, and does not expect to pay, dividends in the foreseeable future.

The Company utilized the Black-Scholes valuation model for estimating the fair value of stock options granted using the following weighted average assumptions:

	Nine Months Ended September 30,
	2012	2011
Expected dividend yield	0%	0%
Expected volatility	61%	65%
Risk-free interest rate	1.15%	2.49%
Expected life	6.31 years	6.25 years

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

Based on the above assumptions, the per share weighted average fair value of the options granted under the stock option plan for the nine months ended September 30, 2012 and 2011 was $1.58 and $2.84, respectively.

The following table summarizes activity under all stock award plans from December 31, 2011 through September 30, 2012:

		Options Outstanding
	Shares		Weighted
	Available	Number	Average
	for Grant	of Shares	Exercise Price
Balance — December 31, 2011	2,369,802	2,468,991	$9.43
Additional options available for grant	1,216,611
Granted	(1,544,922)	1,544,922	2.80
Canceled	110,174	(110,174)	21.73
Exercised	—	(43,913)	1.62

Balance — March 31, 2012	2,151,665	3,859,826	6.43
Granted	(399,017)	399,017	2.70
Canceled	19,866	(19,866)	11.50
Exercised	—	(256,604)	1.61

Balance — June 30, 2012	1,772,514	3,982,373	5.87
Granted	(175,000)	175,000	2.16
Canceled	88,390	(88,390)	5.84
Exercised	—	(60,999)	2.92

Balance — September 30, 2012	1,685,904	4,007,984	5.76

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

Additional information regarding options outstanding is as follows:

	September 30, 2012	September 30, 2011
Range of exercise prices (per option)	$0.70 - $31.18	$0.70 - $31.18
Weighted average remaining contractual life (years)	8.26	8.20

Employee Stock Purchase Plan

On September 17, 2012 and March 16, 2012, 99,345 and 93,281 shares, respectively, were purchased in accordance with the Employee Stock Purchase Plan (ESPP). Net proceeds to the Company from the issuance of shares of common stock under the ESPP for the nine months ended September 30, 2012 were $436. In January 2012, the number of shares available for grant was increased by 241,442, per the ESPP plan documents. At September 30, 2012, approximately 508,487 shares remain available for purchase under the ESPP.

New Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles — Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The new guidance allows an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If the qualitative assessment leads to the determination that is more likely than not that the indefinite-lived intangible asset is impaired, then the entity is required to determine the fair value of the indefinite —lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The Company does not expect the amendment to have a material impact on its results of operations, cash flows, or financial position.

2.   Business Combination

On February 10, 2012, the Company entered into and closed on a definitive Stock Purchase Agreement (the “Stock Purchase Agreement”) with ECG Scanning and Medical Services, Inc., an Ohio corporation (“ECG Scanning”). Upon the closing of the transaction the Company acquired all of the issued and outstanding capital stock, and ECG Scanning became a wholly-owned subsidiary of the Company. ECG Scanning is a provider of cardiac monitoring services in the United States. The Company paid an aggregate cash purchase price of $5,800 in cash at closing and up to an additional $600 in cash, with an estimated fair value of $570, upon the achievement of certain performance targets approximately one year from the date of purchase. The acquisition has been included within the consolidated results of operations and financial condition from the date of the acquisition. The acquisition gave the Company access to established customer relationships, and entry into additional regions and geographic locations.

The purchase price allocation of the ECG Scanning acquisition purchase consideration of $6,370 was completed in the second quarter of 2012. The following table summarizes the purchase price allocation:

Fair value of assets acquired:
Cash and cash equivalents	$32
Accounts receivable	1,686
Prepaid expenses and other current assets	141
Property and equipment	2,655
Goodwill	1,577
Intangible assets	1,540
Other assets	64
Total assets acquired	7,695
Liabilities assumed:
Accounts payable	508
Accrued expenses	283
Other liabilities	534
Total liabilities assumed	1,325
Net assets acquired	$6,370

On August 29, 2012, the Company entered into a definitive merger agreement with Cardicore Lab, Inc. (“Cardiocore”), a Delaware corporation. Upon the closing of the transaction Cardiocore became a wholly-owned subsidiary of the Company. The Company paid an aggregate purchase price of $23,376 in cash at closing. The acquisition has been included within the consolidated results of operations and financial condition from the date of the acquisition.

Cardiocore is engaged in central core laboratory services that provide cardiac monitoring for drug and medical treatment trials. Cardiocore’s primary customers are pharmaceutical companies and contract research organizations. The acquisition gives the Company access to industry expertise, an established operating structure and a substantial footprint in the core laboratory industry.

The purchase price allocation of the Cardiocore acquisition purchase consideration of $23,376 has not been completed as of September 30, 2012. The Company anticipates the purchase price allocation will be completed in the fourth quarter of 2012. The following is a preliminary purchase price allocation. The Company does not believe the final purchase price allocation will differ materially from the following:

Fair value of assets acquired:
Cash and cash equivalents	$1,113
Accounts receivable	4,290
Prepaid expenses and other current assets	398
Property and equipment	4,230
Goodwill	11,580
Intangible assets	6,920
Total assets acquired	28,531
Liabilities assumed:
Accounts payable	1,195
Accrued expenses	1,091
Deferred Revenue	1,600
Other liabilities	1,269
Total liabilities assumed	5,155
Net assets acquired	$23,376

The unaudited pro forma information below presents combined results of operations as if the acquisition had occurred at the beginning of the periods presented instead of August 29, 2012. The pro forma information is based on historical results adjusted for the effect of purchase accounting and is not necessarily indicative of the results of operations of the combined entity had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue	$31,070	$30,086	$94,738	$104,170

Net Loss	$(2,075)	$(7,569)	$(6,587)	$(12,088)
Net Loss per common share:
Basic and Diluted	$(0.08)	$(0.31)	$(0.27)	$(0.50)
Weighted average number of shares:
Basic	24,995,449	24,450,799	24,839,752	24,383,624

3.   Available-for-Sale Investments

At December 31, 2012 the Company invested its excess funds in securities issued by the U.S. government, corporations, banks, municipalities, financial holding companies and in money market funds comprised of these same types of securities. Cash and cash equivalents and available-for-sale investments were placed with high credit quality financial institutions. Additionally, the Company diversified the investment portfolio in order to maintain safety and liquidity. The Company did not hold mortgage-backed securities. The investments were recorded at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity.

At September 30, 2012, the Company has $0 of available-for-sale investments as all investment securities were sold during the period. At December 31, 2011, available-for-sale investments are detailed as follows:

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate debt securities	$20,012	$1	$(18)	$19,995
U.S. Treasury and agency debt securities	7,957	1	—	7,958
Total	$27,969	$2	$(18)	$27,953

Net unrealized gains on available-for-sale investments are included as a component of stockholders’ equity and comprehensive loss. The Company recorded net unrealized loss for the nine months ended September 30, 2012 and 2011 of $0 and $39. Realized gains and losses from the sale of securities are determined on a specific identification basis. Purchases and sales of investments are recorded on their trade dates. The Company recorded realized gains for the nine months ended September 30, 2012 and 2011 of $8 and $1, respectively. Dividend and interest income are recognized when earned. Interest income from available-for-sale investments for the nine months ended September 30, 2012 and 2011 were $373 and $515, respectively, which were partially offset by $282 and $261, respectively, of amortization of investment premiums.

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

No transfers were made into or out of the different category levels, nor did the Company categorize any of its investments as Level 3 at September 30, 2012 and December 31, 2011. The Company will continue to review the fair value inputs on a quarterly basis.

The fair value of the Company’s financial assets subject to the disclosure requirements of ASC 820 was determined using the following levels of inputs at September 30, 2012:

Fair Value Measurements at September 30, 2012

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$17,887	—	—	17,887
Total	$17,887	—	—	17,887

	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$575	$575
Total	$—	$—	$575	$575

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

As part of the consideration for the ECG Scanning acquisition, the Company has an arrangement in place whereby future consideration in the form of cash may be transferred to the seller contingent upon the achievement of certain earnings targets. The fair value of the contingent consideration arrangement was estimated using the income approach with inputs that are not observable in the market. Key assumptions include a discount rate commensurate with the level of risk of achievement, time horizon and other risk factors, and probability adjusted earnings growth, all of which the Company believes are appropriate and representative of market participant assumptions. The liability for the contingent consideration arrangement is included within accrued expenses and other current liabilities in the Consolidated Balance Sheet. The accretion of the contingent consideration was $5 for the nine months ended September 30, 2012.

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

2012 Integration, Restructuring and Other Charges

For the nine months ended September 30, 2012, the Company incurred expenses related to restructuring, integration and other activities. A summary of these expenses is as follows:

Legal fees	$1,035
Professional fees	368
Severance and employee related costs	341
Total	$1,744

During the nine months ended September 30, 2012, the Company incurred $572 in legal costs associated with ongoing legal matters, $250 for the settlement of ongoing litigation and $213 of deal related costs. The Company incurred $368 of professional fees for deal related costs, and $341 of severance costs related to restructuring.

2011 Integration

During the nine months ended September 30, 2011, the Company incurred charges of $2,757 related to restructuring, integration and other activities. The Company incurred $1,067 related to the integration of operations in connection with the Biotel acquisition, $830 related to legal costs associated with litigation and $860 related to professional fees incurred in conjunction with strategic opportunities.

6.   Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur. The Company reviews and updates its estimated annual effective tax rate each quarter. For the nine months ended September 30, 2012, the Company’s estimated annual effective tax rate was zero. The Company recorded $431 of tax benefit for the nine months ended September 30, 2012 related to the ECG Scanning acquisition.

As of September 30, 2012, in accordance with ASC 740, the Company maintained a full valuation allowance against net deferred tax assets. The Company will continue to maintain a full valuation allowance until such time it can reasonably estimate the probability of realizing a benefit from the deferred tax assets. There has been no material change to the amount of unrecognized tax expense or benefit reported as of September 30, 2012.

7.   Credit Agreement

On August 29, 2012, the Company entered into a Credit and Security Agreement (“Credit Agreement”) with MidCap Financial, LLC to provide revolving loan borrowings with a loan commitment of $15,000, and an option by the Company to increase to a maximum loan commitment of $30,000. Interest on borrowings under the Credit Agreement is based on the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 4.75%. An unused line fee of 0.50% per annum is payable on any unused line balance, determined as the total loan commitment of $15,000 minus the average daily balance of the sum of the revolving loan borrowings outstanding during the preceding month. Furthermore, if the Company terminates the agreement at any point prior to the loan expiration date, the Company will incur a loan origination fee of 1.00% of the loan commitment due immediately preceding the termination. The Credit Agreement is secured by the Company’s personal property, inventory and other assets and expires in August 2016.  As of September 30, 2012, the Company did not have any outstanding balance on the credit agreement.

8.   Segment Information

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

Effective the third quarter 2012, with the acquisition of Cardiocore, the Company changed its reportable segments from two segments: Patient services and Products, to three segments: Patient services, Product and Research services. The Patient services business segment’s principal focus is on the diagnosis and monitoring of cardiac arrhythmias or heart rhythm disorders, through its core Mobile Cardiac Outpatient Telemetry (MCOT), event and Holter services in a healthcare setting. The Product business segment focuses on the development, manufacturing, testing and marketing of medical devices and related software to medical companies, clinics and hospitals. The Company developed the Research services segment to include the Company’s operations that focus on providing cardiac safety monitoring services in a research environment. In addition, the Company realigned the Product segment to exclude central core laboratory research operations previously reported in this segment and repositioned these operations into the Research services segment. Disclosures for the three months and nine months ended September 30, 2012 and 2011 have been adjusted to reflect the change in reportable segments.

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Patient services	$23,321	$23,599	71,501	$82,041
Product	1,499	2,741	6,920	9,433
Research services	2,220	262	3,114	764
Total revenues	27,040	26,602	81,535	92,238

Gain (loss) before income taxes:
Patient services	(3,806)	(6,783)	(10,092)	(11,060)
Product	205	(338)	982	(582)
Research services	480	18	826	(15)
Total gain (loss) before income taxes	(3,121)	(7,103)	(8,284)	(11,657)

Depreciation and amortization:
Patient services	1,878	2,748	5,678	8,748
Product	141	309	427	990
Research services	191	14	236	56
Total depreciation and amortization	2,210	3,071	6,341	9,794

Capital expenditures:
Patient services	1,534	1,059	4,096	2,590
Product	12	42	42	119
Research services	62	37	219	105
Total capital expenditures	1,608	1,138	4,357	2,814

	September 30,	December 31,
	2012	2011
Total assets:
Patient services	52,042	82,451
Product	11,693	11,506
Research services	30,574	1,018
Total assets	94,309	94,975

9.   Legal Proceedings

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

10.   Civil Investigative Demand

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

The Company’s Product segment is engaged in the manufacture and sale of event and Holter medical devices, as well as the repair of such devices, through its wholly owned subsidiary, Braemar, Inc. (“Braemar). Braemar’s customers include distributors and other resellers, physicians, clinics and hospitals. The Company also manages a core laboratory through its wholly owned subsidiary Agility Centralized Research Services, Inc. (“Agility”). Agility provides contract research monitoring services primarily to universities, hospitals, physicians, and private companies that are involved in the research and testing of pharmaceuticals, products and medical procedures.

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

In August 2012, the Company completed the acquisition of Cardiocore Lab, Inc. (“Cardiocore”). Cardiocore is engaged in central core laboratory services that provide cardiac monitoring for drug and medical treatment trials. Cardiocore’s primary customers are pharmaceutical companies and contract research organizations. The acquisition gives the Company access to industry expertise, an established operating structure and a substantial footprint in the core lab industry.

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

Patient Services, Product, and Research Services Revenue

Patient services revenue includes revenue from MCOT, event, Holter and pacemaker monitoring services. Product revenue includes revenue from product sales and repairs. Research services revenue includes revenue for research and core laboratory services.  The Company receives a significant portion of its revenue from third party commercial insurance organizations and governmental entities. It also receives reimbursement directly from patients through co-pay and self-pay arrangements. Billings for services reimbursed by contract third party payors, including Medicare, are recorded as revenue net of contractual allowances. Adjustments to the estimated receipts, based on final settlement with the third party payors, are recorded upon settlement. If the Company does not have sufficient historical information regarding collectability from a given payor to support revenue recognition at the time of service, revenue is recognized when cash is received. Unearned amounts are appropriately deferred until service is performed. The Company records research services revenue either as services and products are provided, or ratably over the term of the contract.

Accounts Receivable

Accounts receivable related to the patient services segment are recorded at the time revenue is recognized, net of contractual allowances, and are presented on the balance sheet net of allowance for doubtful accounts. The ultimate collection of accounts receivable may not be known for several months after services have been provided and billed. The Company records allowance for doubtful accounts based on the aging of the receivable using historical customer- specific data. The percentages and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods and analyses, including current and historical cash collections, and the aging of specific receivables. Because of continuing changes in the health care industry and third party reimbursement, it is possible that our estimates could change, which could have a material impact on our operations and cash flows.

Accounts receivable related to the product and research services segments are recorded at the time revenue is recognized. The Company estimates allowance for doubtful accounts on a specific account basis, and considers several factors in its analysis including customer specific information and aging of the account.

The Company will write-off receivables when the likelihood for collection is remote, the receivables have been fully reserved, and when the Company believes collection efforts have been fully exhausted and it does not intend to devote additional resources in attempting to collect. The Company performs write-offs on a quarterly basis. The Company wrote off $8.5 million and $10.7 million of receivables for the nine months ended September 30, 2012 and 2011, respectively. The impact was reduction of gross receivables and a reduction in the allowance for doubtful accounts. The Company recorded bad debt expense of $9.1 million and $8.6 million for the nine months ended September 30, 2012 and 2011, respectively.

Integration, Restructuring and Other Charges

During the nine months ended September 30, 2012, the Company incurred legal fees of $0.6 million related to ongoing legal matters, $0.3 million related to the settlement of ongoing litigation and $0.2 million for deal related costs. In addition, the Company incurred other charges of $0.3 million related to professional fees and $0.3 million related to severance and other employee related costs.

During the nine months ended September 30, 2011, the Company incurred charges related to the integration of operations in connection with the Biotel acquisition. The Company incurred integration costs of $2.8 million for the nine months ended September 30, 2011 which consisted of $1.1 million of severance and other employee related expenses, $0.9 million of professional fees related to strategic initiative and $0.8 million of legal costs associated with litigation. The Biotel integration activities were substantially complete as of December 31, 2011.

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

Results of Operations

Three Months Ended September 30, 2012 and 2011

Revenues.    Total revenues for the three months ended September 30, 2012 were $27.0 million compared to $26.6 million for the three months ended September 30, 2011, an increase of $0.4 million, or 1.6%. This increase is attributable to higher research services revenue of $2.0 million, primarily due to the acquisition of Cardiocore. Partially offsetting this increase was a decline of $1.2 million in the product segment due to an unusually high sales volume in the prior year following the acquisition of Biotel.

Gross Profit.    Gross profit increased to $16.4 million for the three months ended September 30, 2012 from $14.4 million for the three months ended September 30, 2011. The increase of $2.0 million, or 14.3%, is primarily related to the increased sales in the research services segment and lower cost of sales in the patient services segment.  The lower costs are related to a decrease in depreciation expense of $1.1 million and other expenses of $0.7 million from cost reduction initiatives. These increases were partially offset by lower product segment sales volume. Gross profit as a percentage of revenue increased to 60.6% for the three months ended September 30, 2012 compared to 53.9% for the three months ended September 30, 2011.

General and Administrative Expense.    General and administrative expense was $8.0 million for the three months ended September 30, 2012 compared to $8.7 million for the three months ended September 30, 2011. The decrease of $0.7 million, or 7.9%, was due primarily to lower payroll and other employee related expenses of $1.0 million, lower depreciation expense of $0.3 million and other lower expenses of $0.7 million in the patient services and product segments, partially offset by the inclusion of general and administrative expenses related to the ECG Scanning and Cardiocore acquisitions of $0.9 million. As a percent of total revenue, general and administrative expense was 29.5% for the three months ended September 30, 2012 compared to 32.5% for the three months ended September 30, 2011.

Sales and Marketing Expense.    Sales and marketing expense was $6.5 million for the three months ended September 30, 2012 compared to $6.6 million for the three months ended September 30, 2011. The decrease of $0.1 million, or 2.2%, primarily related to lower payroll and other employee related expenses, partially offset by the inclusion of expenses related to the ECG Scanning and Cardiocore acquisitions. As a percent of total revenue, sales and marketing expense was 23.9% for the three months ended September 30, 2012 compared to 24.9% for the three months ended September 30, 2011.

Bad Debt Expense.    Bad debt expense was $3.2 million for the three months ended September 30, 2012 compared to $3.3 million for the three months ended September 30, 2011. The bad debt expense recorded was based upon an evaluation of historical collection experience of accounts receivable, by age, for various payor classes. As a percentage of net patient service revenue, bad debt expense was 13.7% for the three months ended September 30, 2012 compared to 13.8% for the three months ended September 30, 2011.

Research and Development Expense.    Research and development expense was $1.1 million for the three months ended September 30, 2012 compared to $1.3 million for the three months ended September 30, 2011.  The decrease of $0.2 million, or 14.0%, was due primarily to a decrease in production materials, outside and consulting services, and employee related expenses after the launch of our next generation MCOT™ device in the fourth quarter 2011.  This decrease was partially offset by an increase in expenses in the research services segment as a result of the Cardiocore acquisition.  As a percent of total revenue, research and development expense was 4.2% for the three months ended September 30, 2012 compared to 5.0% for the three months ended September 30, 2011.

Integration, Restructuring and Other Charges.    The Company incurred other charges of $0.7 million relating primarily to legal fees associated with the settlement of ongoing litigation for the three months ended September 30, 2012. Integration, restructuring and other charges were 2.7% of total revenues for the three months ended September 30, 2012.

For the three months ended September 30, 2011, the Company incurred integration, restructuring and other charges of $1.6 million, related primarily to $0.9 million of professional fees related to ongoing strategic opportunities, $0.4 million of charges related to legal fees incurred in connection with ongoing litigation, and $0.3 million related to the integration of Biotel operations. Integration, restructuring and other charges were 6.1% of total revenues for the three months ended September 30, 2011.

Net Loss.    The Company incurred a net loss of $3.1 million for the three months ended September 30, 2012 compared to a net loss of $7.1 million for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 and 2011

Revenues.    Total revenues for the nine months ended September 30, 2012 were $81.5 million compared to $92.2 million for the nine months ended September 30, 2011, a decrease of $10.7 million, or 11.6%.  The decrease was primarily related to lower patient services revenue of $10.5 million and $2.5 million in the product segment. The decrease was partially offset by the inclusion of $1.8 million of revenue in the research services segment due to the acquisition of Cardiocore.

Gross Profit.    Gross profit decreased to $48.7 million for the nine months ended September 30, 2012 from $53.3 million for the nine months ended September 30, 2011. The decrease of $4.6 million, or 8.6%, was due primarily to a decline in sales volume in the patient services and product segments, and due to startup costs for the San Francisco monitoring facility. These decreases were offset by lower depreciation expense of $3.6 million, lower device communication costs of $1.2 million and additional gross profit due to the inclusion of ECG Scanning and Cardiocore of $2.5 million and $1.0 million, respectively. Gross profit as a percentage of total revenue increased to 59.8% for the nine months ended September 30, 2012 compared to 57.8% for the nine months ended September 30, 2011.

General and Administrative Expense.    General and administrative expense was $24.3 million for the nine months ended September 30, 2012 compared to $27.3 million for the nine months ended September 30, 2011. The decrease of $3.0 million, or 11.1%, was due primarily to lower payroll and other employee related expenses of $3.5 million, lower depreciation expense of $0.7 million and other expenses of $0.7 million as a result of cost reduction initiatives in the patient services and product segment, partially offset by the inclusion of general and administrative expenses in the patient services segment of $1.5 million related to ECG Scanning and $0.4 million in the research services segment related to the Cardiocore acquisition. As a percent of total revenue, general and administrative expense was 29.8% for the nine months ended September 30, 2012 compared to 29.6% for the nine months ended September 30, 2011.

Sales and Marketing Expense.    Sales and marketing expense was $18.7 million for the nine months ended September 30, 2012 compared to $22.1 million for the nine months ended September 30, 2011. The decrease of $3.4 million, or 15.5%, was due primarily to lower payroll and other employee related expenses of $3.2 million, meeting expenses of $0.5 million and other expenses of $0.5 million, offset by the inclusion of an additional $0.8 million of sales and marketing expenses in the patient services and research services segments as a result of the ECG Scanning and Cardiocore acquisitions. As a percent of total revenue, sales and marketing expense was 22.9% for the nine months ended September 30, 2012 compared to 23.9% for the nine months ended September 30, 2011.

Bad Debt Expense.    Bad debt expense was $9.1 million for the nine months ended September 30, 2012 compared to $8.6 million for the nine months ended September 30, 2011. The increase of $0.5 million, or 6.0%, was due primarily to the inclusion of expense related to the ECG Scanning acquisition. The bad debt expense recorded was based upon an evaluation of historical collection experience of accounts receivable, by age, for various payor classes. As a percentage of net patient service revenue, bad debt expense was 12.7% for the nine months ended September 30, 2012 compared to 10.4% for the nine months ended September 30, 2011.

Research and Development Expense.    Research and development expense was $3.4 million for the nine months ended September 30, 2012 compared to $4.4 million for the nine months ended September 30, 2011.  The decrease of $1.0 million, or 23.0%, was primarily due to a decrease in production materials and outside consulting services that were incurred in the prior year in connection with the development of our new MCOT™ device. As a percent of total revenue, research and development expense was 4.1% for the nine months ended September 30, 2012 compared to 4.7% for the nine months ended September 30, 2011.

Integration, Restructuring and Other Charges.    For the nine months ended September 30, 2012, the Company incurred legal fees of $0.6 million related to ongoing legal matters, and $0.3 million related to the settlement of ongoing litigation. In addition, the Company incurred charges of $0.5 million of deal related costs and $0.3 million of severance and other employee related costs for the nine months ended September 30, 2012. Integration, restructuring and other charges were 2.1% of total revenue for the nine months ended September 30, 2012.

For the nine months ended September 30, 2011, the Company incurred integration, restructuring and other charges of $2.8 million, related primarily to $1.1 million of Biotel integration costs, $0.9 million of professional fees related to ongoing strategic opportunities and $0.8 million of charges related to legal fees incurred in connection with ongoing litigation. Integration, restructuring and other charges were 3.0% of total revenues for the nine months ended September 30, 2011.

Net Loss.    The Company incurred a net loss of $7.9 million for the nine months ended September 30, 2012 compared to a net loss of $11.7 million for the nine months ended September 30, 2011.

Liquidity and Capital Resources

The Company’s Annual Report on Form 10-K for the year ended December 31, 2011 includes a detailed discussion of our liquidity, contractual obligations and commitments. The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

As of September 30, 2012, our principal source of liquidity was cash and cash equivalents of $17.9 million and net accounts receivable of $22.6 million. In addition, the Company entered into a credit agreement in August 2012 providing the Company with a access to borrowings of up to $15.0 million. As of September 30, 2012, the Company did not have any outstanding balance on the credit agreement.

The Company generated $3.6 million of cash from operations for the nine months ended September 30, 2012. The Company’s ongoing operations during the nine month period resulted in a loss of $7.9 million, which included $18.1 million of non-cash items related to depreciation, amortization and stock compensation expense. In addition, the Company used $6.5 million for working capital requirements, including $1.3 million for the settlement of the class action lawsuit and $1.7 million for integration activities.

The Company used $4.4 million for the investment in medical devices for use in its ongoing operations, $22.2 million net of cash of $1.1 million for the purchase of Cardiocore, and $5.8 million for the purchase of ECG Scanning for the nine months ended September 30, 2012. In addition, the Company received $39.6 million from the maturity and sale of certain of its short term investments, offset by $11.9 million used in the purchase of available-for-sale securities for the nine months ended September 30, 2012. As of September 30, 2012 the Company converted all available-for-sale securities to cash.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our cash as of September 30, 2012 was $17.9 million. As we do not invest in any short-term or long-term securities, we believe we have no material exposure to interest rate risk.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ending September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CARDIONET, INC.

Date: November 5, 2012	By:	/s/ Heather C. Getz
Heather C. Getz, CPA
Chief Financial Officer
(Principal Financial Officer and authorized officer of the Registrant)