Form 10-K
period 2012-12-31
CardioNet, Inc.
filed 2013-02-22
CIK 1113784

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $34,525,117 based on the closing sale price at which the common stock was last sold on June 29, 2012, the last business day of the registrant's most recently completed second fiscal quarter.

          As of February 13, 2013, 25,215,366 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Certain information contained in the registrant's definitive Proxy Statement for the 2013 annual meeting of stockholders is incorporated by reference into Part III of this Form 10-K.

CardioNet, Inc.
Annual Report on Form 10-K
For The Fiscal Year Ended December 31, 2012

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This document includes certain forward-looking statements within the meaning of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995 regarding, among other things, our growth prospects, the prospects for our products and our confidence in the Company's future. These statements may be identified by words such as "expect," "anticipate," "estimate," "intend," "plan," "believe," "promises" and other words and terms of similar meaning. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including important factors that could delay, divert, or change any of these expectations, and could cause actual outcomes and results to differ materially from current expectations. These factors include, among other things, the effect of the Cardiocore acquisition on our business operations and financial results and our ability to successfully integrate its operations into our business, the national rate set by the Centers for Medicare and Medicaid Services ("CMS") for our mobile cardiovascular telemetry service, effects of changes in health care legislation, effectiveness of our cost savings initiatives, relationships with our government and commercial payors, changes to insurance coverage and reimbursement levels for our products, the success of our sales and marketing initiatives, our ability to attract and retain talented executive management and sales personnel, our ability to identify acquisition candidates, acquire them on attractive terms and integrate their operations into our business, the commercialization of new products, market factors, internal research and development initiatives, partnered research and development initiatives, competitive product development, changes in governmental regulations and legislation, the continued consolidation of payors, acceptance of our new products and services, patent protection, adverse regulatory action, and litigation success. For further details and a discussion of these and other risks and uncertainties, please see our public filings with the Securities and Exchange Commission, including our latest periodic reports on Form 10-K and 10-Q We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART I

Item 1.    Business

        CardioNet, Inc. (the "Company," "CardioNet," "we" or "us"), a Delaware corporation, provides cardiac monitoring services, cardiac monitoring device manufacturing, and centralized cardiac core laboratory services. Since the Company became focused on cardiac monitoring in 1999, the Company has developed a proprietary integrated patient management platform that incorporates a wireless data transmission network, Food and Drug Administration ("FDA") cleared algorithms and medical devices, and 24-hour digital monitoring service centers.

        The Company operates under three segments: patient services, product and research services. Prior to 2012, the Company operated under two segments: patient services and product. The patient services business segment's principal focus is on the diagnosis and monitoring of cardiac arrhythmias or heart rhythm disorders, through its Mobile Cardiac Outpatient Telemetry™ ("MCOT™"), event and Holter services. The product business segment focuses on the development, manufacturing, testing and marketing of medical devices to healthcare companies, clinics and hospitals. The Company's research services focuses on providing cardiac safety monitoring services for drug and medical devices trials in a research environment.

        On December 21, 2010, the Company completed the acquisition of Biotel Inc. ("Biotel"), and its wholly owned subsidiaries, Braemar, Inc. ("Braemar") and Agility Centralized Research Services, Inc. ("Agility"). Braemar develops, manufactures, and markets cardiac monitoring devices to healthcare companies, clinics and hospitals. Agility is a central core laboratory that provides cardiac monitoring service to medical device companies who are seeking FDA approval of their products. This acquisition provided access to an established customer base and diversified the Company's revenue by adding manufacturing and core laboratory services to its portfolio. Braemar is included in the Company's product segment, whereas Agility has been repositioned during the current year into the Company's research services segment.

        In February 2012, the Company completed the acquisition of ECG Scanning & Medical Services, Inc. ("ECG Scanning"). Similar to the Company's core patient services business, ECG Scanning is engaged in providing cardiac monitoring services to general practitioners, internal medicine specialists, cardiologists and hospital cardiac care departments. The acquisition gives the Company access to established customer relationships and provided cost synergies. The financial operations of ECG Scanning are included in the Company's patient services segment.

        In August 2012, the Company completed the acquisition of Cardiocore Lab, Inc. ("Cardiocore"). Cardiocore is a central core laboratory that provides cardiac monitoring services for drug and medical treatment trials. Cardiocore's primary customers are pharmaceutical companies and contract research organizations. The acquisition gives the Company access to industry expertise, an established operating structure and a substantial footprint in the core lab industry. Financial information related to Cardiocore is included in the Company's research services reporting segment.

        Our goals are to expand our position as the leading provider of outpatient monitoring services, expand our presence in the research services market and leverage our monitoring platform in new markets. The key elements of the business strategy by which we intend to achieve these goals include:

  •
  Provide Comprehensive Cardiac Monitoring Solutions.  We intend to continue to educate cardiologists and electrophysiologists on the benefits of using MCOT™ to meet their arrhythmia monitoring needs, stressing the increased diagnostic yield and their ability to use the clinically significant data to make timely interventions and guide more effective treatments. While doing this we plan to continue to offer a comprehensive portfolio of outpatient cardiac monitoring that includes, MCOT, event, Holter and Pacer in order to meet all the cardiac monitoring needs of our doctors and patients.

  •
  Expand our presence in the Research Services market and become a preferred global provider of cardiac laboratory services. In December 2010, we entered the core lab services business through our acquisition of Agility. We later were able to expand our presence in Research Services with our acquisition of Cardiocore in August 2012. We are focusing efforts on increasing our presence in this field as it provides us with the ability to diversify our product and service offerings while leveraging our expertise with cardiac monitoring.

  •
  Leverage Our Monitoring Platform to New Market Opportunities.  We believe that MCOT™ is a platform that can be leveraged for applications in multiple markets. While our initial focus has been on arrhythmia diagnosis and monitoring, we intend to expand into new market areas that require outpatient or ambulatory monitoring and management. We believe that our technology could also be used to create "instant telemetry beds" in hospitals, particularly in rural hospitals, step-down units or skilled nursing facilities to help cope with acute nursing shortages by reducing the number of nurses needed to oversee ECG monitoring and reduce capital equipment costs.

Patient Services Segment

        The patient services segment is focused on the diagnosis and monitoring of cardiac arrhythmias, or heart rhythm disorders. We provide cardiologists and electrophysiologists who prefer to use a single source of arrhythmia monitoring services with a full spectrum of solutions, ranging from our differentiated MCOT™ services to event and Holter monitoring.

        CardioNet's MCOT™ service incorporates a lightweight patient-worn sensor attached to electrodes that capture two-channel ECG data, measuring electrical activity of the heart, on a compact wireless handheld monitor. The monitor analyzes incoming heartbeat-by-heartbeat information from the sensor on a real-time basis by applying proprietary algorithms designed to detect arrhythmias. When the monitor detects an arrhythmic event, it automatically transmits the ECG to the CardioNet Monitoring Center in San Francisco, CA and Conshohocken, PA, even in the absence of symptoms noticed by the patient. At the CardioNet Monitoring Center, which operates 24 hours a day and 7 days per week, experienced certified cardiac monitoring specialists analyze the sent data, respond to urgent events and report results in the manner prescribed by the physician. The MCOT™ device employs two-way wireless communications, enabling continuous transmission of patient data to the CardioNet Monitoring Center and permitting physicians to remotely adjust monitoring parameters and request previous ECG data from the memory stored in the monitor. The MCOT™ device has the capability of storing 21 days of continuous ECG data, in contrast to a maximum of 10 minutes for a typical event monitor, and a maximum of 24 hours for a typical Holter monitor.

        Since our commercial introduction of MCOT™ in February 2002, physicians have enrolled over 580,000 patients in our MCOT™ services. Through December 31, 2012, we marketed our solution throughout the United States and have secured direct contracts with 400 commercial payors, which we estimate that, when combined with our Medicare participation, represents more than 200 million covered lives. We receive reimbursement for the monitoring services provided to patients from Medicare and other third-party commercial payors.

        Our event monitoring services provide physicians with the flexibility to prescribe wireless event monitors, digital loop event monitors, memory loop event monitors and non-loop event monitors. Event data is transmitted, either through automatic transmission of event data with wireless event monitors or through telephonic transmission of stored event data with our traditional event monitors, to one of two event monitoring centers in Minnesota or Pennsylvania, where our trained cardiac technicians analyze the data, generate a report of the findings and return the results back to the physician. Our two event monitoring centers are distinct from the CardioNet Monitoring Center. We provided event monitoring services to approximately 70,000 patients in 2012.

        A Holter monitor stores an image of the electrical impulses of every heartbeat or irregularity in either digital format on an internal compact flashcard or in analog format on a standard cassette tape located inside the monitor. Approximately 95% of our Holter devices use digital flashcard technology. At the conclusion of the monitoring period, the patient returns to the physician office to have the monitor disconnected. The stored data is mailed or sent electronically through a secure web transfer to our Holter lab where our trained cardiac technicians analyze the data, generate a report of the findings and return the results back to the physician. Our Holter lab is distinct from the CardioNet Monitoring Center. We provided Holter monitoring services to approximately 90,000 patients in 2012.

Product Segment

        The product segment focuses on the manufacturing, engineering and development of noninvasive cardiac monitors for leading healthcare companies worldwide. The Company has been able to build successful OEM relationships by providing technology, reliability, quality products and engineering services. The Company offers contract engineering and manufacturing services, developing and producing devices to the specific requirements set by customers.

        The Company currently manufactures various devices including cardiac event monitors, digital Holter monitors, and fusion MCT. Manufacturing of devices is performed in our Eagan, MN facility. We believe that our manufacturing facilities will be sufficient to meet our manufacturing needs for the foreseeable future. Our facilities located in San Diego, CA, and Eagan, MN are responsible for product specifications and development under FDA guidelines.

        We believe our manufacturing operations are in compliance with regulations mandated by the FDA. We are subject to unannounced inspections by the FDA and we successfully completed a routine audit by the FDA in December 2011 with no significant findings noted or warnings issued. Our Eagan,

MN and San Diego, CA facilities are ISO 13485:2003 certified and registered with the FDA. ISO 13485 is a quality system standard used by medical companies providing design, development, manufacturing, installation and servicing.

        Manufacturing of our monitors, sensors and bases is provided by a limited number of electronics manufacturing service providers. However, we believe that there are other capable suppliers available should we choose to supplement our current service providers' capabilities and capacity. Our production group provides system test and product release activities.

        There are a number of critical components and sub-assemblies in the monitors, sensors and bases that compose part of our MCOT™ service. The vendors for these materials are qualified through stringent evaluation and testing of their performance. We implement a strict no change policy with our contract manufacturer to ensure that no components are changed without our approval.

Research Services Segment

        The research services segment is engaged in central core laboratory services that provide cardiac monitoring, scientific consulting and data management services for drug and medical treatment trials. The centralized services include electrocardiography (ECG), Holter monitoring, ambulatory blood pressure monitoring (ABPM), echocardiography (ECHO), multigated acquisition scan (MUGA), protocol development, expert reporting and statistical analysis. The Company's research services encompass a full range of services from project coordination, setup and management, to equipment rental and data transfer, processing, and analysis, to 24/7 customer support and site training. The Company's data management systems enable complete customization for sponsors' preferred data specifications and the Company's web service, CardioPortal™, provides real time access to rich data from any web browser, without client-side plug-ins.

        The Company entered the research services field through the acquisition of Agility in December 2010, and later expanded our presence with the acquisition of Cardiocore in August 2012. Through these acquisitions the Company gained global experience in central core laboratory services, which includes experience in Phase I-IV and Thorough QT Trials. The Company's primary customers are pharmaceutical companies and contract research organizations. Additionally, the Company obtained core lab locations in or near Bannockburn, IL, Washington, DC, San Francisco, CA, and London, UK, which support sponsors and sites in Eastern and Western Europe, Russia and Asia-Pacific, North and South America, Africa and the Middle East.

Research and Development

        For the years ended December 31, 2012, 2011, and 2010, we spent $4.7 million, $5.7 million, and $4.9 million, respectively, on research and development expenses. We intend to continue to develop proof of superiority of our MCOT™ technology through clinical data. The three primary sources of clinical data that we have used to date to illustrate the clinical value of MCOT™ include: (1) a randomized 300-patient clinical study; (2) our cumulative actual monitoring experience from our databases; and (3) other published studies.

        We completed a 17-center, 300-patient randomized clinical trial in March 2007 that was CardioNet sponsored. We believe this study represents the largest randomized study comparing two noninvasive arrhythmia monitoring methods. The study was designed to evaluate patients who were suspected to have an arrhythmic cause underlying their symptoms, but who were a diagnostic challenge given that they had already had a non-diagnostic 24-hour Holter monitoring session or four hours of telemetry within 45 days prior to enrollment. Patients were randomized to either MCOT™ or to a loop event monitor for up to 30 days. Of the 300 patients who were randomized, 266 patients who completed a minimum of 25 days of monitoring were analyzed (134 patients using MCOT™ and 132 patients using loop event monitors).

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

        MCOT™ has been cited and referenced in a total of 39 publications and abstracts, including the aforementioned 300-patient randomized clinical trial. During 2012, MCOT™ was cited in the Journal of Neurological Sciences, publication: "Outpatient Cardiac Telemetry Detects a High Rate of Atrial Fibrillation Among Patients with Cryptogenic Cerebral Ischemia," Miller, Daniel J., et al, Henry Ford Hospital, Detroit, MI, as well as cited in three abstracts presented at the International Stroke meeting, as follows:

  •
  "Paroxysmal Atrial Fibrillation Detected by Prolonged Ambulatory Cardiac Monitoring in Patients with Cryptogenic Stroke: A case-Control Study," Rabinstein, Alejandro A, Friedman, Paul A., et al, Mayo Clinic Rochester, MN

  •
  "Timing of Mobile Cardiac Outpatient Telemetry May Increase Diagnostic Yield of Atrial Fibrillation in Select Patients with Cryptogenic Strokes," Kandel, Amit, et al, State Univ of New York at Buffalo, Jacobs Neurological Institute, Buffalo, NY

  •
  "Randomized Trial of Outpatient Cardiac monitoring after Cryptogenic Stroke," Kamel, Hooman, et al, Univ of California, San Francisco, CA

Sales and Marketing

        We market our arrhythmia monitoring solutions and medical devices primarily to cardiologists and electrophysiologists, who are the physician specialists who most commonly diagnose and manage patients with arrhythmias. We market our research services to pharmaceutical companies, medical device companies, and contract research and academic research organizations. We attend trade shows and medical conferences to promote our various products and services and to meet medical professionals with an interest in performing research and reporting their results in peer-reviewed medical journals and at major medical conferences. The trade shows and conferences we attend are related to organizations such as the Heart Rhythm Society, American College of Cardiology (ACC), numerous regional ACC chapter events, Society of Thoracic Surgeons, European Society of Cardiology, American Heart Association, American Telemedicine Association and the annual Boston Atrial Fibrillation Conference. We also sponsor peer-to-peer educational opportunities and participate in targeted public relations opportunities. In addition, Cardiocore is a founding member and the first cardiac core lab to join the Cardiac Safety Research Consortium (CSRC). Through the CSRC we are able to network with representatives of major pharmaceutical companies, as well as discuss key cardiac safety issues during the drug development process.

Patient Services Reimbursement

        In the patient services segment, services are billed to government and commercial payors using specific codes describing those services. Those codes are part of the Commercial Procedural Terminology "CPT" coding system which was established by the American Medical Association ("AMA") to describe services provided by physicians and other suppliers. Physicians select the code that best describes the medical services being prescribed. In addition to receiving reimbursement from Medicare at rates that are set nationally and adjusted for certain regional indices, the Company enters into contracts with commercial payors to receive reimbursement at specified rates for our technical services. Such contracts typically provide for an initial term of between one and three years and provide for automatic renewal. Either party can typically terminate these contracts by providing between 60 to 120 days prior notice to the other party at any time following the end of the initial term of the agreement. The contracts provide for an agreed upon reimbursement rate, which in some instances is tied to the rate of reimbursement we receive from Medicare. Pursuant to these contracts, we generally agree to indemnify our commercial payors for damages arising in connection with the performance of our obligations thereunder.

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

        Patents.    As of December 31, 2012, we had 25 issued U.S. patents and 32 issued foreign patents relating to functionality of individual components of our MCOT™ device, operation of the total monitoring system, communication methodologies, control of data in the system, algorithms for ECG detection and analysis, and monitoring methods. We are in the process of applying for additional patents relating to various aspects of our technology, including our proprietary ECG detection algorithm. As of December 31, 2012, we had 35 U.S., foreign and international patent applications on file relating to various aspects of our technology.

        Trademarks and Copyrights.    As of December 31, 2012, we had 6 trademark registrations in the United States for a variety of word marks and slogans. Our trademarks are an integral part of our business and include, among others, the registered trademark CardioNet®, and the unregistered trademarks Mobile Cardiac Outpatient Telemetry™, MCOT™, and CardioPortal™. We also have a significant amount of copyright-protected materials, including among other things, software textual material.

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

        Health Care Fraud and Abuse.    In the United States, there are state and federal anti-kickback laws that generally prohibit the payment or receipt of kickbacks, bribes or other remuneration in exchange for the referral of patients or other health care-related business. In addition, federal law (e.g., the "Stark" law) and some state laws prohibit the existence of certain financial relationships between referring physicians and healthcare providers and suppliers unless those relationships meet the requirements of specific exceptions to the law. Anti-kickback laws constrain our sales, marketing and promotional activities by limiting the kinds of financial arrangements we may have with physicians, medical centers, and others in a position to purchase, recommend or refer patients for our cardiac monitoring services or other products or services we may develop and commercialize. Due to the breadth of some of these laws, it is possible that some of our current or future practices might be challenged under one or more of these laws.

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

        The Patient Protection and Affordable Care Act.    On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law and on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 was signed into law. Together, the two measures make the most sweeping and fundamental changes to the United States health care system since the creation of Medicare and Medicaid. The Health Care Reform laws include a large number of health-related provisions to take effect over the next four years, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, requiring manufacturers to report payments or other transfers of value made to physicians and teaching hospitals, modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, and by including new tools to address fraud and abuse. Section 6002 of the Affordable Care Act requires manufacturers of medical devices and other products reimbursed by Medicare to report annually to the government certain payments to physicians and teaching hospitals.

        Health Insurance Portability and Accountability Act of 1996 (HIPAA).    The Health Insurance Portability and Accountability Act was enacted by the United States Congress in 1996. Numerous state and federal laws govern the collection, dissemination, use and confidentiality of patient and other health information, including the administrative simplification provisions of HIPAA. Historically, state law has governed confidentiality issues and HIPAA preserves these laws to the extent they are more protective of a patient's privacy or provide the patient with more access to his or her health information. As a result of the implementation of the HIPAA regulations, many states are considering revisions to their existing laws and regulations that may or may not be more stringent or burdensome than the federal HIPAA provisions. HIPAA applies directly to covered entities, which include health plans, health care clearinghouses and many health care providers. These HIPAA rules are concerned primarily with the privacy of information when it is used and/or disclosed; confidentiality, integrity and availability of electronic health information; and the content and format of certain identified electronic health care transactions. The laws governing health care information impose civil and criminal penalties for their violation and can require substantial expenditures of financial and other resources for information technology system modifications and for implementation of operational compliance.

        Medicare.    Medicare is a federal program administered by the CMS through Medicare administrative contractors. The Medicare program provides qualified persons with health care benefits that cover the major costs of medical care within prescribed limits, subject to certain deductibles and co-payments. The Medicare program has established guidelines for local and national coverage determinations and reimbursement of certain equipment, supplies and services. The methodology for determining coverage status and the amount of Medicare reimbursement varies based upon, among other factors, the setting in which a Medicare beneficiary received health care items and services.

        The Medicare program is subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, interpretations of policy, Medicare administrative contractor determinations, and government funding restrictions. All of these restrictions may materially increase or decrease the rate of program payments to health care facilities and other health care suppliers and practitioners, including those paid for our cardiac monitoring services. Any changes in federal legislation, regulations and policy affecting Medicare coverage and reimbursement relative to our cardiac monitoring services could have an adverse effect on our performance.

        Our facilities in Pennsylvania, San Francisco and Minnesota are enrolled as Independent Diagnostic Testing Facilities ("IDTFs"), which is defined by CMS as an entity independent of a hospital or physician's office in which diagnostic tests are performed by licensed or certified non-physician personnel under appropriate physician supervision. Medicare has set certain performance standards that every IDTF must meet in order to obtain or maintain its billing privileges. Specifically, an IDTF is required to: (i) operate its business in compliance with all applicable federal and state licensure and regulatory requirements for the health and safety of patients; (ii) provide complete and accurate information on its enrollment application, and report certain changes, within 30 calendar days, to the designated fee-for-service contractor on the Medicare enrollment application; (iii) maintain a physical facility on an appropriate site, that is not an office box or a commercial mail box that contains space for equipment appropriate for the services designated on the enrollment application, and both business and current medical records storage within the office setting of the IDTF; (iv) have all applicable diagnostic testing equipment, with the physical site maintaining a catalog of portable diagnostic testing equipment, including the equipment's serial number; (v) maintain a primary business phone under the name of the designated business, which is located at the designated site of the business, or within the home office of the mobile IDTF units; (vi) have a comprehensive liability insurance policy of at least $0.3 million per location, covering both the place of business and all customers and employees of the IDTF, and carried by a non-relative owned company; (vii) agree not to directly solicit patients and to accept only those patients referred for diagnostic testing by an attending physician, who is furnishing a consultation or treating a beneficiary for a specific medical problem and who uses the results in the management of the beneficiary's specific medical problem; (viii) answer beneficiaries' questions and respond to their complaints; (ix) openly post the Medicare standards for review by patients and the public; (x) disclose to the government any person having ownership, financial, or control interest or any other legal interest in the supplier at the time of enrollment or within 30 days of a change; (xi) have its testing equipment calibrated and maintained per equipment instructions and in compliance with applicable manufacturers suggested maintenance and calibration standards; (xii) have technical staff on duty with the appropriate credentials to perform tests and produce the applicable federal or state licenses or certifications of the individuals performing these services; (xiii) have proper medical record storage and be able to retrieve medical records upon request from CMS or its fee-for-service contractor within two business days; and (xiv) permit CMS, including its agents, or its designated fee-for-service contractors, to conduct unannounced, on-site inspections to confirm the IDTFs compliance with these standards.

        Environmental Regulation.    We use materials and products regulated under environmental laws, primarily in manufacturing and the sterilization processes. While it is difficult to quantify, we believe the ongoing cost of compliance with environmental protection laws and regulations will not have a material impact on our business, financial position or results of operations.

        Medical Device Tax.    Effective January 1, 2013, as a result of the passage of the Affordable Care Act, manufacturers of certain medical devices are subject to an excise tax on the sale of the devices. Several devices that are manufactured by our products segment will be subject to these taxes. The tax is 2.3% of the sale price of the applicable medical device. The manufacturer is responsible for remitting these taxes to the Federal Government.

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

Employees

        As of December 31, 2012, we employed 728 full-time employees. None of our employees are represented by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Item 1A.    Risk Factors

General Risks Related to Our Business and Industry

We have a history of net losses and future profitability is uncertain.

        We have incurred net losses from our inception. For the years ended December 31, 2012 and 2011, we realized net losses of $12.2 million and $61.4 million, respectively. As of December 31, 2012, we had total accumulated deficit of approximately $186.5 million. Although we have initiated plans to reduce our operating losses and achieve profitability, we may continue to incur losses if we are not able to execute our plans. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

        Acquisitions, such as those we have completed or others in which we may engage in the future, involve risks associated with our assumption of the liabilities of an acquired company, which may be liabilities that we were or are unaware of at the time of the acquisition, potential write-offs of acquired assets and potential loss of the acquired company's key employees or customers.

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

        We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for the foreseeable future. However, our future funding requirements will depend on many factors, including:

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

        Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2012, we had 25,189,340 outstanding shares of vested common stock. In addition, we have outstanding 3,669,103 options and restricted stock units (RSUs) to purchase shares of our common stock that will become exercisable over the next four years. If exercised, these options and RSUs would result in additional shares becoming available for sale upon expiration of the lock-up agreements.

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

Risks related to Cardiac Monitoring business and industry

Our patient services business is dependent upon physicians prescribing our services; if we fail to obtain those prescriptions, our revenue could fail to grow and could decrease.

        The success of our patient services segment is dependent upon physicians prescribing our services. Our success in obtaining prescriptions will be directly influenced by a number of factors, including:

  •
  the ability of the physicians with whom we work to obtain sufficient reimbursement and be paid in a timely manner for the professional services they provide in connection with the use of our arrhythmia monitoring solutions;

  •
  continuing to establish ourselves as a comprehensive arrhythmia monitoring services provider;

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

        We receive reimbursement for our services from commercial payors and from Medicare administrative contractors with jurisdiction in the state where the services are performed. Medicare administrative contractors change from time to time, which may result in changes in coverage for our services, increased administrative burden and reimbursement delays.

        In addition, our prescribing physicians receive reimbursement for professional interpretation of the information provided by our products and services from commercial payors or Medicare. The efficacy, safety, performance and cost-effectiveness of our products and services, on a standalone basis and relative to competing services, will determine the availability and level of reimbursement we and our prescribing physicians receive. Our ability to successfully contract with payors is critical to our business because physicians and their patients will select arrhythmia monitoring solutions other than ours in the event that payors refuse to adequately reimburse our technical fees and physicians' professional fees.

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

        The amounts paid under the physician fee schedule are based on geographically adjusted relative value units, or RVUs, for each procedure or service, adjusted by a budget neutrality adjustor, and multiplied by an annually determined conversion factor. Historically, the formula used to calculate the fee schedule conversion factor resulted in significant decreases in payment levels. However, in every year from 2004 through 2012, Congress has intervened multiple times to freeze or increase the conversion factor.

        Using the relative value formula and values currently in place, the Company's national rate is approximately $734 per service, effective January 1, 2012. This is a decrease of less than 1% from the Company's national carrier rate of $739 per service that was established by CMS in 2011. Beginning in February 2012, the Company moved its monitoring for Medicare patients to San Francisco, CA. The reimbursement rate for Medicare patients serviced in the San Francisco, CA facility, adjusted for local geographic pricing, was $943 per service in 2012, and is $1,000 in 2013.

        Congress passed legislation that froze the Medicare reimbursement rates for 2013. If Congress does not intervene again to freeze or increase rates for 2014, Medicare reimbursement rates would be reduced significantly, having a materially adverse effect on our business and results of operations.

Reductions in the Medicare reimbursement rates applicable to our services may lead to pressure from insurance carriers to reduce our commercial pricing.

        We have experienced declines in our Medicare reimbursement rates for MCOT™ over the past several years. As a result, we received substantial pressure from commercial payors to reduce our contractual reimbursement rates. Average commercial reimbursement rates have declined significantly from 2009 to 2012. We expect to experience some fluctuations in its average commercial reimbursement rates due to payor mix, as well as contract negotiations for new and existing payors. Over time we expect commercial payors may transition from commercial pricing to the CMS national rate. A decrease in commercial pricing would adversely affect our financial results.

We may experience difficulty in obtaining reimbursement for our services from commercial payors that consider our technology to be experimental and investigational, which would adversely affect our revenue and operating results.

        Many commercial payors refuse to enter into contracts to reimburse the fees associated with medical devices or services that such payors determine to be "experimental and investigational." Commercial payors typically label medical devices or services as "experimental and investigational" until such devices or services have demonstrated product superiority evidenced by a randomized clinical trial. We completed a clinical trial in March 2007 that showed that MCOT™ provided higher diagnostic yield than traditional loop event monitoring. Prior to our clinical trial, MCOT™ was labeled "experimental and investigational" by several commercial payors. Since the trial was published in March 2007 we have obtained contracts with several of these commercial payors that previously labeled MCOT™ as "experimental and investigational." We have not obtained contracts with certain remaining commercial payors, however, and these payors have informed us that they do not believe the data from this trial justifies the removal of the experimental designation. As a result, these commercial payors may refuse to reimburse the technical and professional fees associated with MCOT™.

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

        A small number of commercial payors represent a significant percentage of our revenue. In the year ended December 31, 2012, our top 10 commercial payors by revenue accounted for approximately 73% of our total revenue. Our agreements with these commercial payors typically allow either party to the contract to terminate the contract by providing between 60 and 120 days prior written notice to the other party at any time following the end of the initial term of the contract. Our commercial payors may elect to terminate or not to renew their contracts with us for any reason and, in some instances can unilaterally change the reimbursement rates they pay. In the event any of our key commercial payors terminate their agreements with us, elect not to renew or enter into new agreements with us upon expiration of their current agreements, or do not renew or establish new agreements on terms as favorable as are currently contracted, our business, operating results and prospects would be adversely affected.

We have a concentration of risk related to the accounts receivable from one customer. Failure to fully collect outstanding balances from this customer, or a combination of other customers, may adversely affect our results of operations.

        As of December 31, 2012, we have balances owed to us from one customer representing approximately 16% of our total gross accounts receivable. We maintain an allowance for doubtful accounts based on the aging of outstanding receivables, as well as for any specific instances we become aware of that may preclude us from reasonably assuring collection on outstanding balances. Determining the allowance for doubtful accounts is judgmental in nature and often involves the use of significant estimates. A determination that requires a change in our estimates could have a materially adverse effect on our financial condition and operating results.

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

        When a physician prescribes MCOT™ to a patient, our customer service department begins the patient hook-up process, which includes procuring a monitor, sensors and base from our distribution department and sending them to the patient. While our goal is to provide each patient with a monitor, sensors and base in a timely manner, we have experienced, and may in the future experience delays due to the availability of monitors, primarily when converting to a new generation of monitor or in connection with the increase in prescriptions following potential acquisitions of other companies.

        We may also experience shortages of monitors, sensors or bases due to manufacturing difficulties. Multiple suppliers provide the components used in our MCOT™ devices, but our Minnesota facility is registered and approved by the FDA, as the ultimate manufacturer of MCOT™ devices. Our manufacturing operations could be disrupted by fire, earthquake or other natural disaster, a labor-related disruption, failure in supply or other logistical channels, electrical outages or other reasons. If there were a disruption to our facility in Minnesota, we would be unable to manufacture MCOT™ devices until we have restored and re-qualified our manufacturing capability or developed alternative manufacturing facilities.

        Our success in obtaining future prescriptions from physicians is dependent upon our ability to promptly deliver monitors, sensors and bases to our patients, and a failure in this regard would have an adverse effect on our revenue and growth prospects.

Interruptions or delays in telecommunications systems or in the data services provided to us by Verizon or the loss of our wireless or data services could impair the delivery of MCOT™ services.

        The success of MCOT™ is dependent upon our ability to store, retrieve, process and manage data and to maintain and upgrade our data processing and communication capabilities. The MCOT™ monitors rely on a third party wireless carrier to transmit data over its data network during times that the monitor is removed from its base. All data sent by our monitors via this wireless data network or via landline is routed directly to Verizon data centers and subsequently routed to our monitoring center. We are dependent upon this third party wireless carrier to provide data transmission and data hosting services to us through our agreement with Verizon. We do not have an agreement with the third party wireless carrier, and although we have an agreement with Verizon that has a termination date in September 2014, Verizon may terminate its agreement with us if certain conditions occur. We have no control over the status of the agreement between Verizon and the wireless carrier. If we fail to maintain our relationship with Verizon, or if we lose wireless carrier services, we would be forced to seek alternative providers of data transmission and data hosting services, which might not be available on commercially reasonable terms or at all.

        As we expand our commercial activities, an increased burden will be placed upon our data processing systems and the equipment upon which they rely. Interruptions of our data networks, or the data networks of Verizon, for any extended length of time, loss of stored data or other computer problems could have a material adverse effect on our business and operating results. Frequent or persistent interruptions in our arrhythmia monitoring services could cause permanent harm to our reputation and could cause current or potential users of MCOT™ or prescribing physicians to believe that our systems are unreliable, leading them to switch to our competitors. Such interruptions could result in liability, claims and litigation against us for damages or injuries resulting from the disruption in service.

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

We may be subject, directly or indirectly, to federal and state health care fraud and abuse laws and regulations and if we are unable to fully comply with such laws, the Company could face substantial penalties.

        Our operations may be directly or indirectly affected by various broad state and federal health care fraud and abuse laws, including the Federal Healthcare Programs' Anti-Kickback Statute and the Stark law. For some of our services, we directly bill physicians, who in turn bill payors. Although we believe such payments are proper and in compliance with laws and regulations, we may be subject to claims asserting that we have violated these laws and regulations. If our past or present operations are found to be in violation of these laws, we or our officers may be subject to civil or criminal penalties, including large monetary penalties, damages, fines, imprisonment and exclusion from Medicare and Medicaid program participation. If enforcement action were to occur, our business and results of operations could be adversely affected.

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

        On March 23, 2010, both the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law. Together, the two measures make the most sweeping and fundamental changes to the United States health care system since the creation of Medicare and Medicaid. The Health Care Reform laws include a large number of health-related provisions to take effect over the next few years, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, requiring manufacturers to report payments or other transfers of value made to physicians and teaching hospitals, and modifying certain payment systems to encourage more cost-effective care.

        In addition, various healthcare reform proposals have also emerged at the state level. We cannot predict the effect that newly enacted laws or any future legislation or regulation will have on us. However, the implementation of new legislation and regulation may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business.

Risks related to the Products Business and Industry

If we or our suppliers fail to achieve or maintain regulatory approval of manufacturing facilities, our growth could be limited and our business could be harmed.

        We currently assemble the monitors, sensors and bases for MCOT™, and manufacture event and Holter monitors in our Eagan, MN facility. Monitors used for pacemaker services are purchased from third parties. In order to maintain compliance with FDA and other regulatory requirements, our manufacturing facilities must be periodically re-evaluated and qualified under a quality system to ensure they meet production and quality standards. Suppliers of components and products used to manufacture MCOT™, event and Holter devices, and the manufacturers of the monitors used in pacemaker services must also comply with FDA regulatory requirements, which often require significant resources and subject us and our suppliers to potential regulatory inspections and stoppages. If we or our suppliers do not maintain regulatory approval for our manufacturing operations, our business could be adversely affected.

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

We are subject to new legislation imposing additional taxes on our services and could be subject to penalties and charges if these taxes are not appropriately collected and remitted to the Federal Government.

        Effective January 1, 2013, as a result of the passage of the Affordable Care Act, manufacturers of certain medical devices are subject to an excise tax on the sale of the devices. Several devices that are manufactured by our products segment will be subject to these taxes. The tax is 2.3% of the sale price of the applicable medical device. The manufacturer is responsible for remitting these taxes to the Federal Government. If taxes are not collected from customers in an amount equal to the taxes owed, or the taxes are not remitted in a timely matter, we may be subject to penalties and fees that could adversely affect our business.

We could be subject to medical liability or product liability claims, which may not be covered by insurance and which would adversely affect our business and results of operations.

        The design, manufacture and marketing of services of the types we provide entail an inherent risk of product liability claims. Any such claims against us may require us to incur significant defense costs, irrespective of whether such claims have merit. In addition, we provide information to health care providers and payors upon which determinations affecting medical care are made, and claims may be made against us resulting from adverse medical consequences to patients resulting from the information we provide. In addition, we may become subject to liability in the event that the monitors and sensors we use fail to correctly record or transfer patient information or if we provide incorrect information to patients or health care providers using our services. We have also agreed to indemnify Verizon for any claims resulting from the provision of our services. If we incur one or more significant claims against us, if we are required to indemnify Verizon as a result of the provision of our services, or if we are required to undertake remedial actions in response to any such claims, such claims or actions would adversely affect our business and results of operations.

        Our liability insurance is subject to deductibles and coverage limitations. In addition, our current insurance may not continue to be available to us on acceptable terms, if at all, and, if available, the coverage may not be adequate to protect us against any future claims. If we are unable to obtain insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect against any claims against us, we will be exposed to significant liabilities, which may adversely affect our business and results of operations.

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

Our ability to market our products may be impaired by the intellectual property rights of third parties.

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

        The monitors, sensors and bases that we manufacture and use as part of our MCOT™ product are classified as medical devices and are subject to extensive regulation by the FDA. Further, we maintain establishment registration with the FDA as a distributor of medical devices. FDA regulations govern manufacturing, labeling, promotion, distribution, importing, exporting, shipping and sale of these devices. Our MCOT™ devices, including our C3 and C5 monitors, and our arrhythmia detection algorithms have "510(k) clearance" status from the FDA. Modifications to our MCOT™ devices or our algorithms that could significantly affect safety or effectiveness, or that could constitute a significant change in intended use, would require a new clearance from the FDA. If in the future we make changes to our MCOT™ devices or our algorithms, the FDA could determine that such modifications require new FDA clearance, and we may not be able to obtain such FDA clearances timely, or at all.

        We are subject to continuing regulation by the FDA, including quality regulations applicable to the manufacture of our MCOT™, event and Holter devices and various reporting regulations, as well as regulations that govern the promotion and advertising of medical devices. The FDA could find that we have failed to comply with one of these requirements, which could result in a wide variety of enforcement actions, ranging from a warning letter to one or more severe sanctions. These sanctions could include fines, injunctions and civil penalties; recall or seizure of MCOT™ devices; operating restrictions, partial suspension or total shutdown of production; refusal to grant 510(k) clearance of new components or algorithms; withdrawing 510(k) clearance already granted to one or more of our existing components or algorithms; and criminal prosecution. Any of these enforcement actions could be costly and significantly harm our business, financial condition and results of operations.

We may be subject to federal reporting requirements involving payments we make to physicians and teaching hospitals.

        Section 6002 of the Affordable Care Act requires certain medical devices manufacturers that produce devices covered by the Medicare and state Medicaid programs to report annually to the government certain payments to physicians and teaching hospitals. If we fail to appropriately track and report such payments to the government, we could be subject to civil fines and penalties, which could adversely affect the results of our operations.

Risks related to the Clinical Research Services Business and Industry

If our clients discontinue using our services or cancel projects, revenue may be adversely affected and we may not receive future business from these clients.

        Clients may cease using our services or may prematurely cancel projects. The cancellation or delay of a large contract or multiple contracts could have an adverse material effect on our revenue and profitability. The loss of clients or individual contracts could have an adverse effect if we are unable to attract new clients or unable to replace projects. Historically, clients have cancelled or discontinued projects and may in the future cancel their contracts for various reasons including:

  •
  unexpected or undesired clinical results of the product;

  •
  a decision that a particular study is no longer necessary or needed;

  •
  insufficient patient enrollment or poor project performance;

  •
  production problems resulting in shortages of the drugs.

We are reliant on the outsourcing of research and development by pharmaceutical and biotechnology companies.

        We are reliant on the ability and willingness of pharmaceutical and biotechnology companies to continue to spend on research and development and to outsource the types of research services that we provide. As such, we are impacted and subject to risks, uncertainties and trends that affect companies in these industries. Any downturn in these industries or reduction in spending or outsourcing could adversely affect our business.

Our backlog may not convert to net revenue.

        Backlog consists of potential net revenue yet to be earned from projects awarded by clients. If a project is prematurely cancelled or delayed, future operating results will be adversely impacted.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We lease facilities in the following locations:

  •
  55,000 square feet of space for our headquarters and service center in Conshohocken, PA, under an agreement that expires in December 2013

  •
  12,000 square feet of space dedicated to research and development, various IT functions, and engineering activities in San Diego, CA, under an agreement that expires in November 2014

  •
  10,000 square feet of space for our distribution operation in Chester, PA, under an agreement that expires in October 2014

  •
  11,000 square feet of space for our distribution operation in Phoenix, AZ, under an agreement that expires in April 2015

  •
  24,000 square feet of space for our event and Holter monitoring, as well as product production in Eagan, MN, under an agreement that expires in January 2017

  •
  2,000 square feet of space for Edina, MN, under an agreement that expires in 2015

  •
  7,000 square feet of space for our MCOT™ monitoring facility in San Francisco, CA, under an agreement that expires in March 2019

  •
  13,000 square feet of space for research services in Rockville, MD under an agreement that expires in November 2018

  •
  4,000 square feet of space for research services in San Francisco, CA under an agreement that expires in October 2015

        We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Item 3.    Legal Proceedings

        On June 12, 2012 CardioNet, Inc. (the "Company") settled the patent infringement action brought on September 25, 2009 by LifeWatch Services, Inc., and Card Guard Scientific Survival, Ltd. ("Lifewatch"), the licensee and owner, respectively, of U.S. Patent Nos. 7,542,878 B2 ("the '878 Patent") and 5,730,143 ("the '143 Patent"), collectively ("Licensed Patents") against the Company's wholly owned subsidiary, Braemar Inc. ("Braemar") and one of its customers, eCardio Diagnostics, LLC ("eCardio"), in Federal District Court for the Northern District of Illinois, File No. 09-CV-6001. In this matter, Lifewatch alleged that Braemar and eCardio had infringed the Licensed Patents. Pursuant to the terms of the settlement agreement, the Company paid a Lifewatch a lump sum of $0.3 million for a fully paid- up license, release, and covenant not to sue under the Licensed Patents for Braemar products. The covenant not to sue extends to Braemar's customers, including eCardio.

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

        On December 12, 2011 the Company announced that it had reached a preliminary agreement to settle the West Palm Beach Police Pension Fund putative class action litigation filed in California Superior Court, San Diego County, which asserted claims against the Company for violations of Sections 11, 12 and 15 of the Securities Act of 1933. On June 22, 2012, the court approved the settlement of $7.3 million, of which, the Company previously paid $1.3 million on March 31, 2012, and the remainder was covered by insurance.

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

  2012

Quarter Ended	High	Low
December 31, 2012	$2.57	$2.01
September 30, 2012	2.60	1.86
June 30, 2012	3.11	2.02
March 31, 2012	3.37	2.49

  2011

Quarter Ended	High	Low
December 31, 2011	$3.16	$2.20
September 30, 2011	5.28	2.84
June 30, 2011	5.66	4.42
March 31, 2011	4.96	4.25

        As of February 13, 2013, there were 25,215,366 shares of our common stock outstanding. Also as of that date, we had approximately 61 holders of record, including multiple beneficial holders at depositories, banks and brokers included as a single holder in the single "street" name of each respective depository, bank or broker.

Share Repurchases

        We did not repurchase any of our equity securities during 2012 or 2011.

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

Stock Performance Graph

        The graph below compares the total stockholder return of an investment of $100 on March 19, 2008 (the first day of trading of our common stock on the NASDAQ Stock Exchange) through December 31, 2012 for (i) our common stock (ii) The NASDAQ Health Care Index and (iii) The Russell 2000 Index. Each of the three measures of cumulative total return assumes reinvestment of dividends, if any. The stock price performance show on the graph below is based on historical data and is not indicative of future stock price performance.

Comparison of Cumulative Total Return
Among CardioNet, Inc., The NASDAQ Health Care Index
and The Russell 2000 Index

Company/Index	Base Period 3/19/2008	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
CardioNet, Inc.	$100.00	$139.27	$33.56	$26.44	$13.39	$12.88
NASDAQ Health Care Index	$100.00	$93.19	$108.59	$119.81	$125.22	$159.32
Russell 2000 Index	$100.00	$76.17	$96.87	$122.89	$117.75	$137.01

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

Item 6.    Selected Financial Data

        The selected financial data set forth below are derived from our consolidated financial statements. The statement of operations for the years ended December 31, 2012, 2011 and 2010, and the balance sheet data at December 31, 2012 and 2011 are derived from our audited consolidated financial statements included elsewhere in this report. The statement of operations data for the years ended December 31, 2009 and 2008 and the balance sheet data at December 2010, 2009 and 2008 are derived from our audited consolidated financial statements which are not included herein.

        The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Item 7 of this report.

	Year ended December 31,
	2012	2011	2010	2009	2008
	in thousands, except per share data
Statement of Operations Data:
Revenues:
Patient services	$93,640	$106,853	$119,924	$140,233	$119,764
Research services	8,333	1,079	—	—	—
Product	9,521	11,090	—	388	690

Total revenues	111,494	119,022	119,924	140,621	120,454
Cost of revenues:
Patient services	36,793	42,258	47,492	48,688	39,913
Research services	3,726	571	—	—	—
Product	5,074	6,247	—	—	—

Total cost of revenues	45,593	49,076	47,492	48,688	39,913
Gross profit	65,901	69,946	72,432	91,933	80,541
Operating expenses:
General and administrative	32,644	35,011	34,657	39,153	27,607
Sales and marketing	25,604	27,821	29,338	34,656	21,111
Bad debt expense	11,912	12,080	18,578	19,982	13,253
Research and development	4,664	5,698	4,897	5,810	3,999
Integration, restructuring and other charges	4,236	4,659	4,654	12,981	4,880
Goodwill Impairment	—	45,999	—	—	—

Total operating expenses	79,060	131,268	92,124	112,582	70,850

(Loss) income from operations	(13,159)	(61,322)	(19,692)	(20,649)	9,691
Other income (expense):
Interest income	351	144	97	190	1,167
Interest expense	(299)	—	(3)	(12)	(170)

Total other income	52	144	94	178	997

(Loss) income before provision from income taxes	$(13,107)	$(61,178)	$(19,598)	$(20,471)	$10,688
Benefit (provision) for income taxes	905	(244)	(262)	(5)	(1,483)

Net (loss) income	$(12,202)	$(61,422)	$(19,860)	$(20,476)	$9,205

Dividends on and accretion of mandatorily redeemable convertible preferred stock	—	—	—	—	(2,597)
Net (loss) income applicable to common shares	$(12,202)	$(61,422)	$(19,860)	$(20,476)	$6,608

Net (loss) income per common share:
Basic	$(0.49)	$(2.51)	$(0.82)	$(0.86)	$0.36
Diluted	$(0.49)	$(2.51)	$(0.82)	$(0.86)	$0.29
Weighted average number of shares outstanding:
Basic	24,933,656	24,425,318	24,109,085	23,771,368	18,348,594
Diluted	24,933,656	24,425,318	24,109,085	23,771,368	22,658,813

	As of December 31,
	2012	2011	2010	2009	2008
	in thousands
Balance Sheet Data:
Cash and cash equivalents	$18,298	$18,531	$18,705	$49,152	$58,171
Short-term available-for-sale investments	—	27,953	26,779	—	—
Working capital	24,932	57,177	60,634	75,383	84,003
Total assets	90,010	94,975	156,692	168,322	165,773
Total debt	—	—	—	—	72
Total shareholders' equity	69,998	77,997	134,928	149,353	150,117

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation

        You should read the following discussion and analysis of our financial condition and results of our operations in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled "Risk Factors," and elsewhere in this prospectus. We are on a calendar year end, and except where otherwise indicated below, "2012" refers to the year ended December 31, 2012, "2011" refers to the year ended December 31, 2011 and "2010" refers to the year ended December 31, 2010.

Overview

  Company Background

        CardioNet provides cardiac monitoring services, cardiac monitoring device manufacturing, and centralized cardiac core laboratory services. The Company operates under three segments: patient services, product, and research services. Prior to 2012, the company operated under two segments: patient services and product. The patient services business segment's principal focus is on the diagnosis and monitoring of cardiac arrhythmias or heart rhythm disorders, through its core Mobile Cardiac Outpatient Telemetry™ ("MCOT™"), event and Holter services in a healthcare setting. The product business segment focuses on the development, manufacturing, testing and marketing of medical devices to medical companies, clinics and hospitals. The Company's research services focuses on providing cardiac safety monitoring services for drug and medical treatment trials in a research environment.

        In February 2012, the Company completed the acquisition of ECG Scanning & Medical Services, Inc. ("ECG Scanning"). ECG Scanning is engaged in providing cardiac monitoring services to general practitioners, internal medicine specialists, cardiologists and hospital cardiac care departments. The acquisition gives the Company access to established customer relationships.

        In August 2012, the Company completed the acquisition of Cardiocore Lab, Inc. ("Cardiocore"). Cardiocore is engaged in central core laboratory services that provide cardiac monitoring for drug and medical treatment trials. Cardiocore's primary customers are pharmaceutical companies and contract research organizations. The acquisition gives the Company access to industry expertise, an established operating structure and a substantial footprint in the core lab industry.

  Verizon Supplier Agreement

        The Company established a relationship with Verizon in May 2003. Verizon is the sole provider of wireless cellular data connectivity solutions, data hosting and queuing services for the Company's monitoring network. The Company has no fixed or minimum financial commitment as it relates to network usage or volume activity. However, if the Company utilizes the monitoring and communications services of a provider other than Verizon, the Company may be subject to penalties and Verizon has the right to terminate its relationship with the Company. To date, no penalties have been incurred related to this agreement.

  Reimbursement—Patient Services Segment

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

        The American Medical Association ("AMA") established CPT codes covering MCOT™ services which became effective on January 1, 2009. At that time, Highmark Medicare Services ("HMS") was responsible for setting the Medicare reimbursement rate on behalf of CMS for MCOT™ services. Reimbursement prior to the use of the MCOT™ specific CPT codes was obtained through non-specific billing codes. Effective September 1, 2009, HMS reduced the Medicare reimbursement rate for MCOT™ services to $754 per service, a reduction of approximately 33%. CMS publishes the reimbursement rates for CPT codes for the following year in November. The reimbursement rates for 2011 and 2012 were $739 and $734, respectively. Beginning in February 2012, the Company moved its monitoring for Medicare patients to San Francisco, CA. The reimbursement rate for Medicare patients serviced in the San Francisco, CA facility, adjusted for local geographic pricing, was $943 per service in 2012 and is $1,000 in 2013.

        In addition to government reimbursement through Medicare, the Company has entered into contracts with commercial insurance carriers for its MCOT™, event, Holter and pacemaker monitoring services. As of December 31, 2012, we have 400 contracts with commercial payors that cover all of our monitoring services compared to 356 at December 31, 2011. We have reimbursement contracts representing approximately 65% of the current estimated total of over 200 million covered lives for Medicare and commercial insurance carriers in the United States. In addition, we have approximately 52 contracts with commercial payors that pertained only to event, Holter and pacemaker services. The majority of the remaining covered lives are insured by a relatively small number of large commercial insurance companies that have deemed MCOT™ to be experimental in nature and do not currently reimburse for services.

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

  Revenue Recognition

  Patient Services Segment

        Patient services revenue includes revenue from MCOT™, event, Holter and pacemaker monitoring services. The Company receives a significant portion of its revenue from third party commercial insurance organizations and governmental entities. It also receives reimbursement directly from patients through co-pay and self-pay arrangements. Billings for services reimbursed by contract third party payors, including Medicare, are recorded as revenue net of contractual allowances. Adjustments to the estimated receipts, based on final settlement with the third party payors, are recorded upon settlement. If the Company does not have sufficient historical information regarding collectability from a given payor to support revenue recognition at the time of service, revenue is recognized when cash is received. Unearned amounts are appropriately deferred until service is performed. For the years ended December 31, 2012, 2011 and 2010, revenue from Medicare as a percentage of the Company's total revenue was 37%, 33% and 35%, respectively.

  Product Segment

        Product revenue includes revenue from product sales and repairs. The Company's product revenue is recognized at the time of sale.

  Research Services Segment

        Research services revenue includes revenue for research and core laboratory services. The Company's research services revenues are provided on a fee for services basis, and revenue is recognized as the related services are performed. We also provide consulting services on a time and materials basis and recognize revenues as we perform the services. Our site support revenue, consisting of equipment rentals and sales along with related supplies and logistics management, are recognized at the time of sale or over the rental period. Under a typical contract, customers pay us a portion of our fee for these services upon contract execution as an upfront deposit, some of which is typically nonrefundable upon contract termination. Unearned revenues are deferred, and then recognized as the services are performed.

        For arrangements with multiple deliverables, the revenue is allocated to each element (both delivered and undelivered items) based on their relative selling prices or management's best estimate of their selling prices, when vendor-specific or third-party evidence is unavailable.

        We record reimbursements received for out-of-pocket expenses, including freight, incurred as revenue in the accompanying consolidated statements of operations. Revenue generally is recognized net of any taxes collected from customers and subsequently remitted to government authorities.

  Accounts Receivable

        Accounts receivable related to the patient services segment are recorded at the time revenue is recognized, net of contractual allowances, and are presented on the balance sheet net of allowance for doubtful accounts. The ultimate collection of accounts receivable may not be known for several months after services have been provided and billed. The Company records an allowance for doubtful accounts based on the aging of the receivable using historical Company-specific data. The percentages and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods and analyses, including current and historical cash collections, and the aging of specific receivables. Because of continuing changes in the health care industry and third party reimbursement, it is possible that our estimates could change, which could have a material impact on our operations and cash flows.

        Accounts receivable related to the product and research services segments are recorded at the time revenue is recognized, or when products or services become billable. The Company estimates the allowance for doubtful accounts on a specific account basis, and considers several factors in its analysis including customer specific information and aging of the account.

        The Company will write-off receivables when the likelihood for collection is remote, the receivables have been fully reserved, and when the Company believes collection efforts have been fully exhausted and it does not intend to devote additional resources in attempting to collect. The Company performs write-offs on a quarterly basis. The Company wrote off $14.2 million and $14.0 million of receivables for the years ended December 31, 2012 and 2011, respectively. The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts. The Company recorded bad debt expense of $11.9 million and $12.1 million for the years ended December 31, 2012 and 2011, respectively.

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

        We estimate the fair value of our share-based awards to employees and directors using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the use of certain subjective assumptions. The most significant of these assumptions are the estimates of the expected volatility of the market price of the Company's stock and the expected term of the award. We base our estimates of expected volatility on the historical volatility of our stock price. The expected term represents the period of time that stock-based awards granted are expected to be outstanding. Other assumptions used in the Black-Scholes option valuation model include the risk-free interest rate and expected dividend yield. The risk-free interest rate for periods pertaining to the contractual life of each option is based on the U.S. Treasury yield of a similar duration in effect at the time of grant. We have never paid, and do not expect to pay, dividends in the foreseeable future. The fair value of our stock-based awards was estimated at the date of grant using the following assumptions:

	Year Ended December 31,
	2012	2011	2010
Expected volatility	63.4%	62.0%	65.0%
Expected term (in years)	6.31	6.25	6.25
Weighted-average risk-free interest rate	1.15%	2.48%	2.29%
Expected dividends	0.0%	0.0%	0.0%
Weighted-average grant date fair value per share	$1.58	$2.82	$3.95

        ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. Forfeitures are estimated based on our historical experience and distinct groups of employees that have similar historical forfeiture behavior are considered for expense recognition.

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

        For the purpose of performing its goodwill impairment analysis, the Company considers its business to be comprised of three reporting units, patient services, products and research services. The Company calculates the fair value of the reporting units utilizing the income and market approaches. The income approach is based on a discounted cash flow methodology that includes assumptions for, among other things, forecasted income, cash flow, growth rates, income tax rates, expected tax benefits and long-term discount rates, all of which require significant judgment. The market approach utilizes the Company's market data. There are inherent uncertainties related to these factors and the judgment applied in the analysis. The Company believes that the combination of an income and a market approach provides a reasonable basis to estimate the fair value of its reporting units.

        The Company performed a goodwill impairment analysis for the year ended December 31, 2012. This analysis did not indicate goodwill impairment in any of the reporting units. For the year ended December 31, 2011, the Company recognized an impairment charge of $46.0 million related to the patient services reporting unit. This charge had no effect on the Company's operations, cash balances or cash flows.

Statements of Operations Overview

  Revenue

        The vast majority of our revenue is derived from cardiac monitoring services, sales of product and research services. The amount of patient service revenue generated is based on the number of patients enrolled through physician prescriptions and the rates reimbursed to us by commercial payors, patients and Medicare. Consistent with the economic life cycle of a premium service that is introduced and achieves successful market penetration, we expect MCOT™ pricing to decline over time due to competition and the introduction of new technologies. Event, Holter and pacemaker monitoring services utilize widely accepted technologies, and we expect the price to remain relatively constant or slightly decline in the long-term.

        Other sources of revenue include revenue generated from the sale of cardiac monitoring products to third-party distributors and service providers in our products segment. Product revenue is driven by the number of the units purchased by our customers, and the relative per unit pricing for various products. The average price per unit and volume for our product segment has been relatively consistent over the past several years. We expect revenue to remain constant or decrease slightly.

        Additionally, revenue is generated in the research services segment through various study and consulting services, which includes activities such as project management, cardiac monitoring services, data management, equipment rental and customer support. Research services revenue is driven by our ability to enter into service contracts at various phases of the pharmaceutical drug development lifecycle. We expect volume to increase as the pharmaceutical industry moves increasingly towards central core lab services to conduct cardiac safety studies for drug development. Negotiated pricing for services contracts is subject to market pressures, but has remained relatively consistent over the last few years. We expect revenue from the research services segment to increase.

  Gross Profit

        Gross profit consists of revenue less the cost of revenue.

        Cost of revenue for the patient services segment includes:

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

  •
  depreciation on our medical devices.

        Cost of revenue for the product segment includes the cost of materials and labor related to the manufacture of our products and product repair services.

        Cost of revenue for the research services segment includes:

  •
  depreciation on our medical devices;

  •
  cost of materials and transportation related to the sale of products and supplies;

  •
  cost of internal and third party medical specialists and technicians; and

  •
  salaries and benefits of personnel providing various services to customers including consulting, customer support, project management and certain information technology support.

        We expect multiple factors to influence our gross profit margins in the foreseeable future. If reimbursement rates decline in our patient services segment, it would have an adverse effect on our gross profit margin. Payor mix is unpredictable and dependent on the insurance coverage of patients that are prescribed our services. We expect to continue to achieve efficiencies in cost of revenues through process improvements, as well as from a reduction in the cost of our devices. These factors will have a favorable impact on our gross profit margins. While these factors could be offsetting, it is difficult to predict how they will influence our gross profit margins.

        If we experience volume or selling price declines in our product segment, or service contract pricing or volume declines in our research services segment, it would have an adverse effect on our gross profit margin. We expect the cost of selling products and repairs to remain relatively consistent. We expect to achieve some efficiencies in the research services cost of sales through process improvement, and expect a favorable impact on gross margins due to leveraging of the relatively fixed cost infrastructure.

  General and Administrative

        General and administrative expense consists primarily of salaries and benefits related to general and administrative personnel, stock-based compensation, management bonus, professional fees primarily related to legal and audit fees, amortization related to intangible assets, facilities expenses and the related overhead.

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

  Integration, Restructuring and Other Charges

        Integration, restructuring and other charges are related to strategic acquisitions, cost reduction programs, reorganizations and facility closures, as well as other costs that are not considered part of our ongoing business operations.

Results of Operations

  Years Ended December 31, 2012 and 2011

        Revenue.    Total revenue for the year ended December 31, 2012 was $111.5 million compared to $119.0 million for the year ended December 31, 2011, a decrease of $7.5 million, or 6.3%. The decrease was primarily related to lower patient services revenue of $13.2 million, driven by a decrease in the average reimbursement rate resulting from a shift in services provided, and $1.6 million in the product segment due to lower volume. The decrease was partially offset by the inclusion of $6.3 million in the research services segment due to the acquisition of Cardiocore.

        Gross Profit.    Gross profit decreased to $65.9 million for the year ended December 31, 2012 from $69.9 million for the year ended December 31, 2011. The decrease of $4.0 million was due primarily to a decline in average selling price in the patient services segment and lower volume in the product segment. Also impacting the margin was startup costs for the San Francisco monitoring facility. These decreases were offset by lower depreciation expense of $2.8 million, and additional gross profit due to the inclusion of Cardiocore of $3.2 million. Gross profit as a percentage of revenue increased to 59.1% for the year ended December 31, 2012 compared to 58.8% for the year ended December 31, 2011.

        General and Administrative Expense.    General and administrative expense was $32.6 million for the year ended December 31, 2012 compared to $35.0 million for the year ended December 31, 2011. The decrease of $2.4 million, or 6.8%, was due primarily due to lower payroll and other employee related expenses of $5.1 million and other expenses of $0.6 million as a result of cost reduction initiatives in the patient services and product segments, partially offset by the inclusion of general and administrative expenses of $3.3 million related to the acquisitions of ECG Scanning and Cardiocore. As a percentage of total revenues, general and administrative expense was 29.3% for the year ended December 31, 2012 compared to 29.4% for the year ended December 31, 2011.

        Sales and Marketing Expense.    Sales and marketing expense was $25.6 million for the year ended December 31, 2012 compared to $27.8 million for the year ended December 31, 2011. The decrease of $2.2 million, or 8.0%, was primarily due to lower payroll and employee related expenses of $3.5 million, offset by the inclusion of an additional $1.3 million of sales and marketing expense in the patient services and research services segments as a result of the ECG Scanning and Cardiocore acquisitions. As a percentage of total revenues, sales and marketing expense was 23.0% for the year ended December 31, 2012 compared to 23.4% for the year ended December 31, 2011.

        Bad Debt Expense.    Bad debt expense was $11.9 million for the year ended December 31, 2012 compared to $12.1 million for the year ended December 31, 2011. The decrease of $0.2 million, or 1.4%, was primarily a result of improved cash collections due to process improvements during 2012 and lower patient services revenue. The bad debt expense recorded was based on an evaluation of historical collection experience and a review of outstanding accounts receivable, by age, by payor class. As a percentage of total revenues, bad debt expense was 10.7% and 10.1% for the years ended December 31, 2012 and 2011, respectively.

        Research and Development Expense.    Research and development expense was $4.7 million for the year ended December 31, 2012 compared to $5.7 million for the year ended December 31, 2011. The decrease of $1.0 million, or 18.1%, was primarily due to a decrease in production materials and outside consulting services that were incurred in the prior year in connection with the development of our new MCOT™ device. As a percent of total revenue, research and development expense was 4.2% for the year ended December 31, 2012 compared to 4.8% for the year ended December 31, 2011.

        Integration, Restructuring and Other Charges.    The Company incurred integration, restructuring and other charges of $4.2 million for the year ended December 31, 2012. Restructuring and integration costs of $1.5 million were related to severances and other costs largely associated with the acquisition of ECG Scanning and current year restructuring activities. Other charges incurred were for legal fees of $1.8 million related to the settlement of the class action lawsuit, $0.8 million for professional services related to strategic initiatives, and other miscellaneous charges of $0.1 million. Integration, restructuring and other charges were 3.8% of total revenues for the year ended December 31, 2012.

        The Company incurred integration, restructuring and other charges of $4.7 million for the year ended December 31, 2011. Restructuring and integration costs of $1.0 million were related to severances and other costs largely associated with the acquisition of Biotel. Other charges incurred were for legal fees of $1.4 million related to the settlement of the class action lawsuit, $1.1 million for professional services related to strategic initiatives, $1.0 million related to other litigation and miscellaneous charges of $0.2 million. Integration, restructuring and other charges were 3.9% of total revenues for the year ended December 31, 2011.

        Other Income.    Net interest income was $0.1 million for both the years ended December 31, 2012 and 2011. The Company had additional interest income, which were primarily offset by amortization of bond premiums during 2012.

        Income Taxes.    The Company's effective tax rate was 6.9% for the year ended December 31, 2012 and was (0.40)% for the year ended December 31, 2011. The tax expense resulted from certain state taxes that are based on gross receipts rather than income, as well as the effect of certain deferred tax liabilities related to certain business acquisitions that occurred during 2012.

        Net Loss.    The Company incurred a net loss of $12.2 million for the year ended December 31, 2012 compared to a net loss of $61.4 million for the year ended December 31, 2011.

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

  Liquidity and Capital Resources

        As of December 31, 2012, our principal source of liquidity was cash of $18.3 million and net accounts receivable of $20.3 million. In addition, the Company entered into a credit agreement in August 2012 providing the Company with access to borrowings of up to $15.0 million. As of December 31, 2012, the Company did not have an outstanding balance on the credit agreement. The Company had working capital of $24.9 million as of December 31, 2012. We believe that our existing cash and cash equivalents balances will be sufficient to meet our anticipated cash requirements for the foreseeable future.

        The Company generated $5.7 million of cash from operations for the year ended December 31, 2012, primarily through revenue and improved cash collection efforts. Cash was used primarily to fund the Company's net working capital requirements of $6.1 million. Additionally, the Company had $13.1 million of non-cash items related to depreciation, amortization and stock compensation expense during 2012.

        The Company used $6.4 million in cash for investments for the year ended December 31, 2012. This was primarily driven by the use of $6.0 million for the investment in medical devices and other capital expenditures for use in its ongoing operations, $22.4 million net of cash of $1.1 million for the purchase of Cardiocore, and $5.8 million for the purchase of ECG Scanning for the year ended December 31, 2012. In addition, the Company received $39.6 million from the maturity and sale of certain of its short term investments, offset by $11.9 million used in the purchase of available-for-sale securities. As of December 31, 2012 the Company converted all available-for-sale securities to cash.

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

Contractual Obligations and Commitments

        The following table describes our long-term contractual obligations and commitments as of December 31, 2012:

	(in thousands) Payments due by period
Contractual obligations	Total	2013	2014	2015	2016	2017	Beyond
Operating lease obligations	9,300	3,384	1,803	1,350	1,012	857	894

        As of December 31, 2012, the Company is bound under facility leases and several office equipment leases that are included in the table above. From time to time, we may enter into contracts or purchase orders with third parties under which we may be required to make payments. Our payment obligations under certain agreements will depend on, among other things, the progress of our development programs. Therefore, we are unable at this time to estimate with certainty the potential future costs we will incur under these agreements or purchase orders.

Recent Accounting Pronouncements

        In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The new guidance allows an entity the option to first assess qualitative factors to determine whether existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment leads to the determination that the fair value of the reporting unit is not less than the carrying value, then performing a two-step impairment test is no longer necessary. The new guidance did not have a material impact on our results of operations, cash flows, or financial position.

        In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The new guidance allows an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If the qualitative assessment leads to the determination that is more likely than not that the indefinite-lived intangible asset is impaired, then the entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The Company does not expect the amendment to have a material impact on its results of operations, cash flows, or financial position.

Off-Balance Sheet Arrangements

        As of December 31, 2012 and 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our cash and cash equivalents as of December 31, 2012 were $18.3 million. As we do not invest in any short-term or long-term securities, we believe we have no material exposure to interest rate risk.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
CardioNet, Inc.

        We have audited the accompanying consolidated balance sheets of CardioNet, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), cash flows, and shareholders' equity for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CardioNet, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CardioNet, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 22, 2013

CARDIONET, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts.)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$18,298	$18,531
Short-term available-for-sale investments	—	27,953
Accounts receivable—patient services, net of allowance for doubtful accounts of $7,532 and $9,889 at December 31, 2012 and 2011, respectively	13,792	21,028
Other accounts receivable, net of allowance for doubtful accounts of $85 and $0 at December 31, 2012 and 2011, respectively	6,515	1,564
Inventory	2,894	2,009
Prepaid expenses and other current assets	1,923	1,511

Total current assets	43,422	72,596
Property and equipment, net	19,851	15,041
Intangible assets, net	9,664	2,545
Goodwill	16,446	3,363
Other assets	627	1,430

Total assets	$90,010	$94,975

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$6,349	$4,094
Accrued expenses	9,946	10,453
Deferred revenue	2,195	872

Total current liabilities	18,490	15,419
Deferred tax liability	866	705
Deferred rent	656	854

Total liabilities	20,012	16,978

Shareholders' equity
Common stock—$.001 par value as of December 31, 2012 and 2011; 200,000,000 shares authorized as of December 31, 2012 and 2011; 25,189,340 and 24,534,601 shares issued and outstanding at December 31, 2012 and 2011, respectively	25	25
Paid-in capital	256,448	252,261
Accumulated other comprehensive loss	—	(16)
Accumulated deficit	(186,475)	(174,273)

Total shareholders' equity	69,998	77,997

Total liabilities and shareholders' equity	$90,010	$94,975

See accompanying notes.

CARDIONET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts.)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Patient services	$93,640	$106,853	$119,924
Research services	8,333	1,079	—
Product	9,521	11,090	—

Total revenues	111,494	119,022	119,924
Cost of revenue:
Patient services	36,793	42,258	47,492
Research services	3,726	571	—
Product	5,074	6,247	—

Total cost of revenues:	45,593	49,076	47,492
Gross profit	65,901	69,946	72,432
Operating expenses:
General and administrative	32,644	35,011	34,657
Sales and marketing	25,604	27,821	29,338
Bad debt expense	11,912	12,080	18,578
Research and development	4,664	5,698	4,897
Integration, restructuring and other charges	4,236	4,659	4,654
Goodwill impairment	—	45,999	—

Total operating expenses	79,060	131,268	92,124

Loss from operations	(13,159)	(61,322)	(19,692)
Other income (expense):
Interest income	351	144	97
Interest expense	(299)	—	(3)

Total other income	52	144	94

Loss before income taxes	(13,107)	(61,178)	(19,598)
Benefit (provision) for income taxes	905	(244)	(262)

Net loss	$(12,202)	$(61,422)	$(19,860)

Net loss per common share:
Basic and diluted	$(0.49)	$(2.51)	$(0.82)

Weighted average number of common shares outstanding:
Basic and diluted	24,933,656	24,425,318	24,109,085

Other comprehensive loss:
Unrealized gains/(losses) on securities:
Unrealized holding gains/(losses) arising during the period	16	(24)	8

Comprehensive loss	$(12,186)	$(61,446)	$(19,852)

See accompanying notes.

CARDIONET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts.)

	Year Ended December 31,
	2012	2011	2010
Operating activities
Net loss	$(12,202)	$(61,422)	$(19,860)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	11,912	12,080	18,578
Depreciation	8,037	10,913	11,696
Loss on the disposal of property & equipment	—	—	807
Decrease in deferred rent	(198)	(303)	(340)
Deferred income tax (benefit) expense	(1,033)	13	—
Stock-based compensation	3,747	4,006	3,945
Amortization of intangibles	1,341	1,219	375
Amortization of investment premium	268	561	421
Goodwill impairment	—	45,999	—
Changes in operating assets and liabilities:
Accounts receivable	(3,635)	(6,653)	(3,062)
Inventory	(885)	(548)	—
Prepaid expenses and other current assets	(176)	1,575	—
Other assets	867	2,086	(2,043)
Accounts payable	552	(3,033)	(1,182)
Accrued and other liabilities	(2,852)	(1,463)	1,027

Net cash provided by operating activities	5,743	5,030	10,362
Investing activities
Acquisition of businesses, net of cash acquired	(28,155)	—	(9,852)
Purchases of property and equipment	(5,962)	(3,954)	(5,247)
Purchases of short-term available-for-sale investments	(11,935)	(49,657)	(36,942)
Sale or maturity of short-term available-for-sale investments	39,636	47,898	9,750

Net cash used in investing activities	(6,416)	(5,713)	(42,291)
Financing activities
Proceeds from issuance of common stock	—	—	10
Proceeds from the exercise of employee stock options and employee stock purchase plan contributions	440	509	1,472

Net cash provided by financing activities	440	509	1,482

Net decrease in cash and cash equivalents	(233)	(174)	(30,447)
Cash and cash equivalents—beginning of period	18,531	18,705	49,152

Cash and cash equivalents—end of period	$18,298	$18,531	$18,705

Supplemental disclosure of cash flow information
Cash paid for interest	$295	$—	$3

Cash paid for taxes	$135	$171	$692

See accompanying notes.

CARDIONET, INC.

CONSOLIDATED STATEMENTS OF
SHAREHOLDERS' EQUITY

(In thousands, except share amounts.)

	Shareholders' Equity
	Common Stock			Accumulated Other Comprehensive Income
			Paid-in Capital		Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance December 31, 2009	23,965,405	$24	$242,320	$—	$(92,991)	$149,353
Issuance/vesting of common stock	22,083	—	1,422	—	—	1,422
Exercise of stock options and purchase of shares related to the employee stock purchase plan	263,682	—	1,472	—	—	1,472
Stock based compensation	—	—	2,533	—	—	2,533
Net loss	—	—	—	—	(19,860)	(19,860)
Changes in unrealized gain on available-for-sale investments	—	—	—	8	—	8

Balance December 31, 2010	24,251,170	24	247,747	8	(112,851)	134,928
Issuance/vesting of common stock	112,824	1	1,593	—	—	1,594
Exercise of stock options and purchase of shares related to the employee stock purchase plan	170,607	—	515	—	—	515
Stock based compensation	—	—	2,406	—	—	2,406
Net loss	—	—	—	—	(61,422)	(61,422)
Changes in unrealized gain on available-for-sale investments	—	—	—	(24)	—	(24)

Balance December 31, 2011	24,534,601	25	252,261	(16)	(174,273)	77,997
Issuance/vesting of common stock	459,861	—	1,603	—	—	1,603
Exercise of stock options and purchase of shares related to the employee stock purchase plan	194,878	—	440	—	—	440
Stock based compensation	—	—	2,144	—	—	2,144
Net loss	—	—	—	—	(12,202)	(12,202)
Changes in unrealized gain on available-for-sale investments	—	—	—	16	—	16

Balance December 31, 2012	25,189,340	$25	$256,448	$—	$(186,475)	$69,998

See accompanying notes.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

(In thousands, except share and per share amounts.)

1. Organization and Description of Business

        CardioNet, Inc. (the "Company") provides cardiac monitoring services, cardiac monitoring device manufacturing, and centralized cardiac core laboratory services. Since the Company became focused on cardiac monitoring in 1999, the Company has developed a proprietary integrated patient management platform that incorporates a wireless data transmission network, Food and Drug Administration (FDA) cleared algorithms and medical devices, and 24-hour digital monitoring service centers.

        The Company operates under three segments: patient services, product, and research services. Prior to 2012, the company operated under two segments: patient services and product. The patient services business segment's principal focus is on the diagnosis and monitoring of cardiac arrhythmias or heart rhythm disorders, through its core Mobile Cardiac Outpatient Telemetry™ ("MCOT™"), event and Holter services in a healthcare setting. The product business segment focuses on the development, manufacturing, testing and marketing of medical devices to medical companies, clinics and hospitals. The Company's research services segment focuses on providing cardiac safety monitoring services for drug and medical treatment trials in a research environment.

        In February 2012, the Company completed the acquisition of ECG Scanning & Medical Services, Inc. ("ECG Scanning"). ECG Scanning is engaged in providing cardiac monitoring services to general practitioners, internal medicine specialists, cardiologists and hospital cardiac care departments. The acquisition gives the Company access to established customer relationships and the ability to diversify its product and service offerings.

        In August 2012, the Company completed the acquisition of Cardiocore Lab, Inc. ("Cardiocore"). Cardiocore is engaged in central core laboratory services that provide cardiac monitoring for drug and medical treatment trials. Cardiocore's primary customers are pharmaceutical companies and contract research organizations. The acquisition gives the Company access to industry expertise, an established operating structure and a substantial footprint in the core lab industry.

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

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

(In thousands, except share and per share amounts.)

2. Summary of Significant Accounting Policies (Continued)

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

  Available-for-Sale Investments

        Marketable securities that do not meet the definition of cash and cash equivalents are classified as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices and observable inputs, with unrealized gains and losses reported in comprehensive income (loss). We classify securities as current or non-current assets on the consolidated balance sheet based on maturity dates. The amortized cost of debt securities is adjusted for amortization of premiums and accretions of discounts to maturity. Amortization of debt premiums and accretion of debt discounts are recorded in other income and expense. Realized gains and losses, and declines in value, that are considered to be other-than-temporary, are recorded in other income and expense. The cost of securities sold is based on specific identification.

  Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable related to the patient services segment are recorded at the time revenue is recognized, net of contractual allowances, and are presented on the balance sheet net of allowance for doubtful accounts. The ultimate collection of accounts receivable may not be known for several months after services have been provided and billed. The Company records bad debt expense based on the aging of the receivable using historical Company-specific data. The percentages and amounts used to record bad debt expense and the allowance for doubtful accounts are supported by various methods and analyses, including current and historical cash collections, and the aging of specific receivables. Because of continuing changes in the health care industry and third party reimbursement, it is possible that the Company's estimates of collectability could change, which could have a material impact on the Company's operations and cash flows.

        Accounts receivable related to the product and research services segments are recorded at the time revenue is recognized, or when the services or products are billable, net of discounts. The Company estimates allowance for doubtful accounts on a specific account basis, and considers several factors in its analysis including customer specific information and aging of the account.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

(In thousands, except share and per share amounts.)

2. Summary of Significant Accounting Policies (Continued)

        The Company writes off receivables when the likelihood for collection is remote, the receivables have been fully reserved, and when the Company believes collection efforts have been fully exhausted and it does not intend to devote additional resources in attempting to collect. The Company performs write-offs on a quarterly basis. In the patient services segment, the Company wrote off $14,184 and $13,970 of receivables for the years ended December 31, 2012 and 2011, respectively. The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts. Additionally, the Company recorded bad debt expense of $11,912, $12,080, and $18,578 for the years ended December 31, 2012, 2011 and 2010, respectively. Based on collection experience, unfavorable adjustments of $6,343 and $2,074 were made to accounts receivable in 2012 and 2011, respectively, related to prior years accounts receivable. There were no write-offs in the product and research services segments.

  Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term available-for-sale investments and accounts receivable. The Company maintains its cash and cash equivalents with high quality financial institutions to mitigate this risk. The Company has established guidelines to limit exposure to credit risk by placing investments with high quality financial institutions, diversifying the Company's investment portfolio and placing investments with maturities that maintain safety and liquidity. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company records an allowance for doubtful accounts in accordance with the procedures described above. Past-due amounts are written off against the allowance for doubtful accounts when collections are believed to be unlikely and all collection efforts have ceased.

        At December 31, 2012, 2011 and 2010, one customer accounted for 20%, 19% and 18%, respectively, of the Company's net accounts receivable.

  Inventory

        Inventory is valued at the lower of cost (using first-in, first-out cost method) or market (net realizable value or replacement cost). Company management periodically reviews inventory for specific future usage, and estimates of impairment of individual inventory items are recorded to reduce inventory to the lower of cost or market.

  Property and Equipment

        Property and equipment is recorded at cost. Depreciation is recorded over the estimated useful life of each class of depreciable assets, and is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated asset life or term of the lease. Repairs and maintenance costs are charged to expense as incurred.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

(In thousands, except share and per share amounts.)

2. Summary of Significant Accounting Policies (Continued)

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

        For the purpose of performing its goodwill impairment analysis in 2012, the Company considers its business to be comprised of three reporting units, patient services, products and research services. The Company calculates the fair value of the reporting units utilizing the income and market approaches. The income approach is based on a discounted cash flow methodology that includes assumptions for, among other things, forecasted income, cash flow, growth rates, income tax rates, expected tax benefits and long-term discount rates, all of which require significant judgment. The market approach utilizes the Company's market data. There are inherent uncertainties related to these factors and the judgment applied in the analysis. The Company believes that the combination of an income and a market approach provides a reasonable basis to estimate the fair value of its reporting units.

  Revenue Recognition

        The Company recognizes approximately 80% of its revenue from patient monitoring services in its patient services segment, derived from its MCOT™, event, Holter and pacemaker services. The Company receives a significant portion of its revenue from third party commercial payors and governmental entities. It also receives reimbursement directly from patients through co-pay, deductibles and self-pay arrangements.

        Revenue from the Medicare program is based on reimbursement rates set by CMS. Revenue from contracted commercial payors is recorded at the negotiated contractual rate. Revenue from non-contracted commercial payors is recorded at net realizable value based on historical payment

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

(In thousands, except share and per share amounts.)

2. Summary of Significant Accounting Policies (Continued)

patterns. Adjustments to the estimated net realizable value, based on final settlement with the third party payors, are recorded upon settlement. If the Company does not have consistent historical information regarding collectability from a given payor, revenue is recognized when cash is received. Unearned amounts are appropriately deferred until service is performed. For the years ended December 31, 2012, 2011 and 2010, revenue from Medicare as a percentage of the patient services segment's revenue was 37%, 33% and 35%, respectively.

        Revenue received from the sale of products, product repair and supplies is recognized when shipped, or as service is completed. Unearned amounts are appropriately deferred until service is performed.

        Research services revenue includes revenue for research and core laboratory services. The Company's research services revenues are provided on a fee for services basis, and revenue is recognized as the related services are performed. We also provide consulting services on a time and materials basis and recognize revenues as we perform the services. Our site support revenue, consisting of equipment rentals and sales along with related supplies and logistics management, are recognized at the time of sale or over the rental period. Under a typical contract, customers pay us a portion of our fee for these services upon contract execution as an upfront deposit, some of which is typically nonrefundable upon contract termination. Unearned revenues are deferred, and then recognized as the services are performed.

        For arrangements with multiple deliverables, the revenue is allocated to each element (both delivered and undelivered items) based on their relative selling prices or management's best estimate of their selling prices, when vendor-specific or third-party evidence is unavailable.

        We record reimbursements received for out-of-pocket expenses, including freight, incurred as revenue in the accompanying consolidated statements of operations. Revenue generally is recognized net of any taxes collected from customers and subsequently remitted to government authorities.

  Advertising Costs

        Advertising costs are charged to expense as incurred. For the years ended December 31, 2012, 2011 and 2010, the Company incurred advertising costs of $174, $218 and $823, respectively.

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

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

(In thousands, except share and per share amounts.)

2. Summary of Significant Accounting Policies (Continued)

        The following summarizes the potential outstanding common stock of the Company as of the end of each period:

	December 31, 2012	December 31, 2011	December 31, 2010
Employee stock purchase plan estimated share options outstanding	50,903	51,544	40,208
Common stock options and restricted stock units ("RSUs") outstanding	3,669,103	2,468,991	2,102,376
Common stock options available for grant	1,853,786	2,369,802	1,649,723
Common stock	25,189,340	24,534,601	24,251,170

Total	30,763,132	29,424,938	28,043,477

        Basic net loss per share is computed by dividing net loss by the weighted average number of fully vested common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including stock options, and RSUs.

        The following table presents the calculation of historical basic and diluted net loss per share:

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except per share amounts)
Numerator:
Net loss	$(12,202)	$(61,422)	$(19,860)
Denominator:
Weighted average common shares outstanding—Basic	24,933,656	24,425,318	24,109,085

Weighted average shares used in computing diluted net loss per share	24,933,656	24,425,318	24,109,085

Basic and diluted net loss per share	$(0.49)	$(2.51)	$(0.82)

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

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

(In thousands, except share and per share amounts.)

2. Summary of Significant Accounting Policies (Continued)

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

        Effective in the third quarter 2012, with the acquisition of Cardiocore, the Company changed its reportable segments from two segments: Patient services and Product, to three segments: Patient services, Product and Research services. The Patient services business segment's principal focus is on the diagnosis and monitoring of cardiac arrhythmias or heart rhythm disorders, through its core Mobile Cardiac Outpatient Telemetry (MCOT), event and Holter services in a healthcare setting. The Product business segment focuses on the development, manufacturing, testing and marketing of medical devices to medical companies, clinics and hospitals. The Research services segment includes the Company's operations that focus on providing cardiac safety monitoring services in a research environment, which includes certain equipment rental and product sales. In addition, the Company realigned the Product segment to exclude central core laboratory research operations previously reported in this segment and repositioned these operations into the Research services segment. Disclosures for the twelve months ended December 31, 2012 and 2011 have been adjusted to reflect the change in reportable segments.

  Recent Accounting Pronouncements

        In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The new guidance allows an entity the option to first assess qualitative factors to determine whether existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment leads to the determination that the fair value of the reporting unit is not more likely than not less than the carrying value, then performing a two-step impairment test is no longer necessary. The amendments did not have a material impact on the Company's results of operations, cash flows, or financial position.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

(In thousands, except share and per share amounts.)

2. Summary of Significant Accounting Policies (Continued)

        In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The new guidance allows an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If the qualitative assessment leads to the determination that is more likely than not that the indefinite-lived intangible asset is impaired, then the entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The Company does not expect the amendment to have a material impact on its results of operations, cash flows, or financial position.

3. Business Combinations

        On February 10, 2012, the Company entered into and closed on a definitive Stock Purchase Agreement (the "Stock Purchase Agreement") with ECG Scanning and Medical Services, Inc., an Ohio corporation ("ECG Scanning"). Upon the closing of the transaction, the Company acquired all of the issued and outstanding capital stock, and ECG Scanning became a wholly-owned subsidiary of the Company. ECG Scanning is a provider of cardiac monitoring services in the United States. The Company paid an aggregate cash purchase price of $5,800 at closing and up to an additional $600 in cash, with an estimated fair value of $570, upon the achievement of certain performance targets approximately one year from the date of purchase. At December 31, 2012 the estimated fair value of the earn out is $0. The reduction of the liability was recognized in the Statement of Operations and Comprehensive Income(Loss) in the Integration, restructuring, and other line. The acquisition has been included within the consolidated results of operations and financial condition from the date of the acquisition. The acquisition gave the Company access to established customer relationships, and entry into additional regions and geographic locations.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

(In thousands, except share and per share amounts.)

3. Business Combinations (Continued)

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

        On August 29, 2012, the Company entered into a definitive merger agreement with Cardicore Lab, Inc. ("Cardiocore"), a Delaware corporation. Upon the closing of the transaction, Cardiocore became a wholly-owned subsidiary of the Company. The Company paid an aggregate purchase price of $23,500 in cash at closing. The acquisition has been included within the consolidated results of operations and financial condition from the date of the acquisition.

        Cardiocore is engaged in central core laboratory services that provide cardiac monitoring for drug and medical treatment trials. Cardiocore's primary customers are pharmaceutical companies and contract research organizations. The acquisition gives the Company access to industry expertise, an established operating structure and a substantial footprint in the core laboratory industry.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

(In thousands, except share and per share amounts.)

3. Business Combinations (Continued)

        The purchase price allocation of the Cardiocore acquisition purchase consideration of $23,500 was completed in the fourth quarter of 2012. The following table summarizes the purchase price allocation:

Fair value of assets acquired:
Cash and cash equivalents	$1,113
Accounts receivable	4,290
Prepaid expenses and other current assets	386
Property and equipment	4,230
Goodwill	11,506
Intangible assets	6,920

Total assets acquired	28,445
Liabilities assumed:
Accounts payable	1,195
Accrued expenses	1,215
Deferred tax liabilities	935
Deferred revenue	1,600

Total liabilities assumed	4,945

Net assets acquired	$23,500

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

	December 31,
	2012	2011
Revenue	$124,698	$134,102

Net Income (Loss)	$(10,936)	$(62,712)

Net Income per common share:
Basic and Diluted	$(0.47)	$(2.56)

Weighted average number of shares:
Basic	24,933,656	24,425,318

4. Available-for-Sale Investments

        As of December 31, 2012, the Company did not hold any investment securities. At December 31, 2011, the Company invested its excess funds in securities issued by the United States government, corporations, banks, municipalities, financial holding companies and in money market funds comprised of these same types of securities. Cash and cash equivalents and available-for-sale investments were

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

(In thousands, except share and per share amounts.)

4. Available-for-Sale Investments (Continued)

placed with high credit quality financial institutions. Additionally, the Company diversified its investment portfolio in order to maintain safety and liquidity.

        The investments at December 31, 2011 were recorded at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders' equity. These investments were classified as available-for-sale investments. At December 31, 2011, available-for-sale investments are detailed as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$20,012	$1	$(18)	$19,995
U.S. Treasury and agency debt securities	7,957	1	—	7,958

Total	$27,969	$2	$(18)	$27,953

        Net unrealized gains and losses on available-for-sale investments are included as a component of shareholders' equity and comprehensive loss until realized from a sale or other-than-temporary impairment. Realized gains and losses from the sale of securities are determined on a specific identification basis. Purchases and sales of investments are recorded on their trade dates. The Company recorded realized gains for the years ended December 31, 2012, 2011 and 2010 of $16, $1 and $2, respectively. Dividend and interest income are recognized when earned. Interest income from available-for-sale investments for the years ended December 31, 2012, 2011 and 2010 was $351, $144, and $97, respectively, which were partially offset by amortization of investment premiums.

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

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

(In thousands, except share and per share amounts.)

5. Fair Value Measurements (Continued)

  •
  Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. We have not measured the fair value of any of our assets using Level 3 inputs.

        The fair value of the Company's financial assets subject to the disclosure requirements of ASC 820 at December 31, 2012 was $18,298 in cash, categorized as a Level 1 financial asset.

        The fair value of the Company's financial assets subject to the disclosure requirements of ASC 820 was determined using the following levels of inputs at December 31, 2011:

Fair Value Measurements at December 31, 2011

	Level 1	Level 2	Level 3	Total
Assets:
Cash	$10,622	$—	$—	$10,622
Money market funds	7,909	—	—	7,909
Corporate debt securities	—	19,995	—	19,995
U.S. Treasury and agency debt securities	7,958	—	—	7,958

Total	$26,489	$19,995	$—	$46,484

6. Inventory

        Inventory consists of the following:

	December 31,
	2012	2011
Raw materials and supplies	$2,782	$1,727
Finished goods	112	282

Total inventories	$2,894	$2,009

        Inventories, which include purchased parts, materials, direct labor and applied manufacturing overhead, are stated at the lower of cost or net realizable value, with cost determined by use of the first-in, first-out method.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

(In thousands, except share and per share amounts.)

7. Property and Equipment

        Property and equipment consists of the following:

		December 31,
	Estimated Useful Life (Years)
		2012	2011
Cardiac monitoring devices, device parts and components	3 - 5	$52,943	$44,796
Computers and purchased software	3 - 5	12,088	10,635
Equipment, tools and molds	3	6,591	5,975
Furniture and fixtures	3	3,476	3,078
Leasehold improvements	Life of lease	5,828	4,911

Total property and equipment, at cost		80,926	69,395
Less accumulated depreciation		(61,075)	(54,354)

Total property and equipment, net		$19,851	$15,041

        Depreciation expense associated with property and equipment was $8,037, $10,913 and $11,696, for the years ended December 31, 2012, 2011 and 2010, respectively.

8. Goodwill and Intangible Assets

        Goodwill was recognized at the time of the Cardiocore, ECG, Biotel and PDSHeart acquisitions. The carrying amount of goodwill as of December 31, 2012 and 2011 was $16,446 and $3,363, respectively.

        The changes in the carrying amounts of goodwill by segment were as follows:

	Reporting Segment
	Patient Services	Research Services	Product	Total
Balance at December 31, 2011	$—	$—	$3,363	$3,363
Goodwill acquired during the year	1,577	11,506	—	13,083

Balance at December 31, 2012	$1,577	$11,506	$3,363	$16,446

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

(In thousands, except share and per share amounts.)

8. Goodwill and Intangible Assets (Continued)

        The gross carrying amounts and accumulated amortization of the Company's intangible assets as of December 31, 2012 and 2011 are as follows:

		December 31,
	Estimated Useful Life (Years)
		2012	2011
Customer relationships	6 - 10	$3,651	$2,551
Proprietary technology	5	4,000	800
Signed backlog	1 - 4	2,800	700
Unsigned backlog	4	600	—
Covenants not to compete	5	360	—

Total intangible assets, gross		11,411	4,051

Customer relationships accumulated amortization		(1,894)	(1,346)
Proprietary technology accumulated amortization		(676)	(160)
Signed backlog accumulated amortization		(875)	(700)
Unsigned backlog accumulated amortization		(50)	—
Covenants not to compete accumulated amortization		(52)	—

Total accumulated amortization		(3,547)	(2,206)

Indefinite-lived trade name		1,800	700

Total intangible assets, net		$9,664	$2,545

        The estimated amortization expense for the next five years is summarized as follows at December 31, 2012:

2013	2,340
2014	2,294
2015	1,937
2016	842
2017	138

Total	7,551

        Amortization expense for the years ending December 31, 2012, 2011 and 2010 was $1,341, $1,219 and $375, respectively.

        At December 31, 2012, the Company performed its required annual impairment test of goodwill. Based on this impairment test, the Company determined that none of the reporting unit's goodwill was impaired.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

(In thousands, except share and per share amounts.)

8. Goodwill and Intangible Assets (Continued)

        At December 31, 2011, the Company performed its required annual impairment test of goodwill. Based on this impairment test, the Company determined that its Product reporting unit's goodwill was not impaired. However, as a result of the impairment test, the Company determined that impairment may exist in the patient services reporting unit. Therefore, the Company performed Step 2 of the goodwill impairment analysis on its patient services reporting unit.

        The Step 2 analysis was performed by allocating the fair value of the patient services reporting unit to the identifiable assets, including unrecorded intangible assets and liabilities. This allocation is performed as if the reporting unit had been acquired in a business combination, and assumes the purchase price was equivalent to the fair value determined in Step 1 of the goodwill impairment test. The residual fair value of the reporting unit after allocation is the implied fair value of goodwill. This value is then compared to the carrying value of the reporting unit's goodwill. If the implied fair value of goodwill is less than the carrying value, impairment exists and a charge is recorded in the amount of the difference. As a result of the Company's analysis, an impairment charge of $45,999 was recorded for the year ended December 31, 2011 related to the patient services reporting unit.

9. Accrued Expenses

        Accrued expenses consisted of the following:

	December 31,
	2012	2011
Accrued purchases	$197	$461
Accrued compensation	6,382	6,583
Accrued professional fees	544	1,667
Accrued 2012 restructuring costs	914	—
Other	1,909	1,742

Total	$9,946	$10,453

10. Integration, Restructuring and Other Charges

  2012 Integration, Restructuring and Other Charges

        For the year ended December 31, 2012, the Company incurred expenses related to restructuring, integration and other activities. A summary of these expenses is as follows:

Legal fees	$1,780
Severance and employee related costs	1,490
Professional fees	778
Other charges	188

Total	$4,236

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

(In thousands, except share and per share amounts.)

10. Integration, Restructuring and Other Charges (Continued)

        The Company accounts for expenses associated with exit or disposal activities in accordance with ASC 420, Exit or Disposal Cost Obligations, and records the expenses in "Integration, restructuring and other charges" in its statement of operations, and records the related accrual in the "Accrued expenses" line of its balance sheet.

        In 2012, integration, restructuring and other charges included legal fees of $1,780 related to ongoing litigation and transaction due diligence, $778 related to professional services associated with transaction due diligence, $1,490 related to severance and other employee related costs and $188 related to other restructuring charges.

  2011 Integration, Restructuring and Other Charges

        For the year ended December 31, 2011, the Company incurred expenses related to restructuring, integration and other activities. A summary of these expenses is as follows:

Legal fees	$2,835
Biotel integration	1,023
Professional fees	639
Other charges	162

Total	$4,659

        In 2011, integration, restructuring and other charges included legal fees of $2,835 related to ongoing litigation, $639 related to professional services associated with transaction due diligence and $162 related to severance and other employee related costs.

        Restructuring and integration costs of $1,023 were related to severances and other employee related costs associated with the acquisition of Biotel. The restructuring activities related to Biotel were substantially complete as of December 31, 2011.

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

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

(In thousands, except share and per share amounts.)

10. Integration, Restructuring and Other Charges (Continued)

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

11. Shareholders' Equity

  Common Stock

        As of December 31, 2012 and 2011, the Company was authorized to issue 200,000,000 shares of common stock. As of December 31, 2012 and 2011, the Company had 25,189,340 and 24,534,601 shares outstanding, respectively.

  Preferred Stock

        The Company maintains an unregistered blank check preferred stock class. As of December 31, 2012 and 2011, there are no shares authorized and outstanding.

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

        The restrictions on restricted stock units (RSU's) issued under the plan lapse as follows: one third on the date of grant, one third on the first anniversary of the date of grant, and one third on the second anniversary of the date of grant. The restrictions on certain other restricted stock units issued under the plan lapse in full on the third anniversary of the date of grant. Options granted to certain officers of the Company in combination with restricted stock units, described above, under the Plan vest in three equal installments beginning on the third anniversary from the date of grant.

        Options granted under the 2008 Option Plan have exercise prices not less than the fair market value at the date of grant and have an expiration date of no greater than ten years from the date of

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

(In thousands, except share and per share amounts.)

11. Shareholders' Equity (Continued)

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

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

(In thousands, except share and per share amounts.)

11. Shareholders' Equity (Continued)

        Option and RSU activity under all equity incentive plans is summarized as follows for the years ended December 31, 2012, 2011 and 2010:

		Options/RSU's Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance—December 31, 2009	1,132,135	1,575,645	$15.21

Additional shares authorized for grant	1,194,094	—	—
Granted	(1,034,663)	1,034,663	$6.70
Cancelled/forfeited	358,157	(358,157)	$14.44
Exercised/vesting	—	(149,775)	$8.21

Balance—December 31, 2010	1,649,723	2,102,376	$12.18

Additional shares authorized for grant	1,207,210	—	—
Granted	(724,333)	724,333	$4.67
Cancelled/forfeited	237,202	(237,202)	$15.10
Exercised/vesting	—	(120,516)	$7.78

Balance—December 31, 2011	2,369,802	2,468,991	$9.43

Additional shares authorized for grant	1,216,611	—	—
Granted	(2,128,939)	2,128,939	$2.73
Cancelled/forfeited	396,312	(396,312)	$9.98
Exercised/vesting	—	(532,515)	$7.85

Balance—December 31, 2012	1,853,786	3,669,103	$5.83

        A summary of total outstanding stock options as of December 31, 2012 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price
$0.70 - $7.50	2,445,563	8.37	$4.10	790,012	7.54	$5.14
$7.51 - $15.00	86,641	5.93	$9.58	76,407	5.74	$9.69
$15.01 - $22.50	285,597	6.20	$18.57	285,597	6.20	$18.57
$22.51 - $31.18	83,300	5.64	$29.94	83,300	5.64	$29.94

$0.70 - $31.18	2,901,101	8.00	$6.43	1,235,316	6.99	$10.20

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

(In thousands, except share and per share amounts.)

11. Shareholders' Equity (Continued)

        In addition, a summary of total outstanding RSU's as of December 31, 2012 is as follows:

Range of Grant Price	RSU's Outstanding
$2.16 - $6.75	749,944
$6.76 - $7.75	3,000
$7.76 - $8.80	15,058

$2.16 - $8.80	768,002

        The table below summarizes certain additional information with respect to our options:

(In thousands)	2012	2011	2010
Aggregate intrinsic value of options outstanding at year-end	$46	$17	$141
Aggregate intrinsic value of options exercisable at year-end	13	17	87
Aggregate intrinsic value of options exercised during the year	2	7	151

        As of December 31, 2012, 2011 and 2010, the Company has reserved shares of common stock for issuance as follows:

	December 31,
	2012	2011	2010
Exercise of options available and grants of awards under equity plans	5,522,889	4,838,793	3,752,099

        The Company's loss before income taxes for the years ended December 31, 2012, 2011 and 2010 was $3,747, $4,006 and $3,945 lower, respectively, as a result of stock- based compensation expense incurred. For the year ended December 31, 2012, the impact of stock-based compensation expense was $(0.15) on the basic and diluted earnings per share. The impact of stock-based compensation expense was $(0.16) on the basic and diluted earnings per share for both of the years ended December 31, 2011 and 2010. Stock-based compensation expense was recorded in general and administrative expenses for the years ended 2012 and 2011.

        Total cash received from the exercise of stock options for the year ended December 31, 2012, 2011 and 2010 was $4, $11 and $665, respectively. The tax benefit was fully reserved for through a tax valuation allowance.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

(In thousands, except share and per share amounts.)

11. Shareholders' Equity (Continued)

        The Company estimates the fair value of its share-based awards to employees and directors using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the use of certain subjective assumptions. The most significant of these assumptions are the estimates of the expected volatility of the market price of the Company's stock and the expected term of the award. We base our estimates of expected volatility on the historical volatility of our stock price. The expected term represents the period of time that stock-based awards granted are expected to be outstanding. Other assumptions used in the Black-Scholes option valuation model include the risk-free interest rate and expected dividend yield. The risk-free interest rate for periods pertaining to the contractual life of each option is based on the U.S. Treasury yield of a similar duration in effect at the time of grant. The Company has never paid, and does not expect to pay, dividends in the foreseeable future.

        The fair value of the Company's stock-based awards was estimated at the date of grant using the following weighted average assumptions:

	Year Ended December 31,
	2012	2011	2010
Expected volatility	63.4%	62.0%	65.0%
Expected term (in years)	6.31	6.25	6.25
Weighted-average risk-free interest rate	1.15%	2.48%	2.29%
Expected dividends	0.0%	0.0%	0.0%
Weighted-average grant date fair value per share	$1.58	$2.82	$3.95

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

        Total compensation cost of options granted but not yet vested at December 31, 2012, 2011 and 2010 were approximately $3,433, $3,615 and $5,047, respectively. At December 31, 2012, 2011 and 2010, the weighted average remaining periods over which the above amounts are expected to be recognized were 2.34 years, 2.62 years, and 3.09 years, respectively. At December 31, 2012, 1,853,786 shares remained available for future grant under the Plan.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

(In thousands, except share and per share amounts.)

11. Shareholders' Equity (Continued)

        A summary of the status of the Company's unvested stock options as of the respective balance sheet dates, and changes during years, is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value (per share)
Unvested shares at December 31, 2011	1,541,470	$5.03
Granted	2,128,939	$2.01
Vested	(837,395)	$5.14
Cancelled/forfeited	(396,312)	$5.64

Unvested shares at December 31, 2012	2,436,702	$2.62

  Option Acceleration

        On December 1, 2009, the Company accelerated the vesting of certain employees' unvested options that were deeply out-of-the-money. The acceleration was done because the Company believed that there was no longer a compensation incentive tied to Company performance, given the exercise price of the options that were accelerated. Consistent with ASC 718, the Company will continue to expense the accelerated options over the remaining service period. The Company does not have a static policy threshold to use for determining whether an option is deeply out-of-the-money. Rather, the Company believes that the determination should be made in light of current market conditions, probability of stock price recovery within the remaining service period, and historical volatility of the Company's stock price. For the purposes of this option acceleration, the Company determined that options that were out-of-the-money by 30% or more were deeply out-of-the-money. As a result of the option acceleration, approximately 309,000 previously unvested shares became fully vested on December 1, 2009. The Company incurred an expense associated with the options that were accelerated in the amount of $578, $984 and $1,269 for the years ended December 31, 2012, 2011 and 2010, respectively, which have been recorded in the General and administrative line of the consolidated statement of operations and comprehensive income(loss). The weighted average exercise price of the accelerated options is $19.87, and the average remaining service period is less than one year.

  Employee Stock Purchase Plan

        In July 2008, the Company made available an employee stock purchase plan in which substantially all of the Company's full-time employees became eligible to participate effective March 18, 2008. Under the plan, employees may contribute through payroll deductions up to 15% of their compensation toward the purchase of the Company's common stock, or $21, whichever is lower. The price per share is equal to the lower of 85% of the fair market price on the first day of the offering period, or 85% of the fair market price on the day of purchase. Proceeds received from the issuance of shares are credited to stockholders' equity in the period that the shares are issued. Under the terms of the plan, a total of 238,000 shares of common stock have been reserved for issuance to employees. On March 17, 2012 and September 17, 2012, 99,345 shares and 93,281 shares, respectively, were purchased

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

(In thousands, except share and per share amounts.)

11. Shareholders' Equity (Continued)

in accordance with the Employee Stock Purchase Plan (ESPP). Net proceeds to the Company from the issuance of shares of common stock under the ESPP for the year ended December 31, 2012 were $436. In January 2012, the number of shares available for grant was increased by 241,442, per the ESPP plan documents. At December 31, 2012, approximately 508,487 shares remain available for purchase under the ESPP. For the years ended December 31, 2012, 2011 and 2010, the Company incurred ESPP expenses of $182, $201, and $202, respectively.

12. Income Taxes

        The Company has deferred income tax assets totaling $52,385 at December 31, 2012, consisting primarily of federal and state net operating loss and credit carryforwards. Due to uncertainty regarding the ultimate realization of these net operating loss and credit carryforwards and other deferred income tax assets, we have established a full valuation allowance on our deferred tax assets and will recognize the benefits only as reassessment indicates the benefits are realizable. The determination of the required valuation allowance against net deferred tax assets was made without taking into account the deferred tax liabilities created from the book and tax differences on indefinite-lived assets.

        The Company's income tax benefit for 2012 of $905 primarily relates to the tax effects of the acquisitions of ECG Scanning and Cardiocore, offset by state taxes based on gross receipts or modified gross receipts calculations properly included as income taxes.

        The Company performed an analysis to determine the extent to which it can use its net operating loss carryforwards in future periods, subject to certain limitations imposed by the Internal Revenue Code. The Company concluded that because of the Company's limited history of reporting a net profit, it cannot predict that the benefits of the net operating loss carryfowards will be realized in future periods, and therefore the Company continues to provide a full valuation allowance for deferred tax assets. The Company will perform a similar analysis during 2013 to reassess the estimated future realizability of net operating loss carryforwards.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

(In thousands, except share and per share amounts.)

12. Income Taxes (Continued)

        Deferred taxes result from temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$37,384	$32,574
Research & development and AMT credit carryforwards	4,530	4,578
Stock option grants	5,329	4,389
Allowance for doubtful accounts	2,932	3,896
Other, net	2,210	2,172

Total deferred tax assets	52,385	47,609
Less valuation allowance	(49,145)	(47,142)

Net deferred tax assets	$3,240	$467
Deferred tax liabilities:
Property, plant and equipment	(815)	(197)
Identified intangible assets	(2,404)	(166)
Indefinite lived intangible assets	(678)	(269)
Prepaid insurance	(21)	(73)

Total deferred tax liabilities	(3,918)	$(705)

Net deferred tax liability	(678)	$(238)

        Reconciliations between expected income taxes computed at the federal rate of 35% for each of the years ended December 31, 2012, 2011 and 2010, and the provision (benefit) for income taxes is as follows:

	Years ended December 31,
	2012	2011	2010
Income tax benefit at statutory rate	$(4,587)	$(21,412)	$(6,855)
State income tax benefit, net of federal benefit	(211)	191	73
Stock-based compensation	397	493	478
Goodwill impairment	—	16,100	—
Other	200	(173)	326
Increase in valuation allowance	3,296	5,045	6,240

Income tax (benefit) provision	$(905)	$244	$262

        At December 31, 2012, the Company had federal net operating loss carryforwards of approximately $95,806, to offset future federal taxable income expiring in various years through 2030. At December 31, 2012, the Company had state net operating loss carryforwards of $60,065, which expire in various years starting in 2013.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

(In thousands, except share and per share amounts.)

12. Income Taxes (Continued)

        The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The timing and manner in which the Company can utilize its net operating loss carryforward and future income tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding the change in ownership of corporations. Such limitation may have an impact on the ultimate realization of the Company's carryforwards and future tax deductions. Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize net operating losses if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by the Company at the time of the change that are recognized in the five-year period after the change. Currently, the Company's loss carryforwards are limited under Section 382.

        The components of the Company's income tax (benefit) provision are summarized as follows:

	Year Ended December 31,
	2012	2011
Current:
Federal	$—	$—
State	128	231

Total current provision for income taxes	128	231

Deferred:
Federal	(996)	—
State	(37)	13

Total deferred (benefit) provision for income taxes	(1,033)	13

Total (benefit) provision for income taxes	$(905)	$244

        The U.S. Internal Revenue Service concluded its examination of the Company's U.S. federal tax returns for all years through 2010. Because of net operating losses, the Company's U.S. federal tax returns for those years will remain subject to examination until the losses are utilized.

        The Company does not have a tax reserve recorded for tax contingencies. As of December 31, 2012 and 2011, the Company has not identified any uncertain tax positions and therefore, it has no tax reserve recorded as of December 31, 2012 and 2011.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

(In thousands, except share and per share amounts.)

13. Commitments and Contingencies

  Operating Leases

        The Company leases its principal administrative and service facilities as well as office equipment under non-cancelable operating leases expiring at various dates through 2019. The terms of the leases are renewable at the end of the lease term. Payments made under operating leases are charged to operations on a straight-line basis over the period of the lease. Differences between straight-line expense and cash payments are recognized in the deferred rent line of the balance sheet. Rent expense was $2,946, $2,713 and $2,993 for the years ended December 31, 2012, 2011 and 2010, respectively.

        Future minimum lease payments under non-cancelable operating leases are summarized as follows at December 31, 2012:

2013	$3,384
2014	1,803
2015	1,350
2016	1,012
2017	857
Thereafter	894

$9,300

  Other

        The Company has an agreement with Verizon whereby the Company has no fixed or minimum financial commitment. However, in the event the Company fails to maintain an agreed upon number of active cardiac monitoring devices on the Verizon network, Verizon has the right to terminate this agreement.

14. Credit Agreement

        On August 29, 2012, the Company entered into a Credit and Security Agreement ("Credit Agreement") with MidCap Financial, LLC to provide revolving loan borrowings with a loan commitment of $15,000, and an option by the Company to increase to a maximum loan commitment of $30,000. Interest on borrowings under the Credit Agreement is based on the London Interbank Offered Rate ("LIBOR") plus an applicable margin of 4.75%. An unused line fee of 0.50% per annum is payable on any unused line balance, determined as the total loan commitment of $15,000 minus the average daily balance of the sum of the revolving loan borrowings outstanding during the preceding month. Furthermore, if the Company terminates the agreement at any point prior to the loan expiration date, the Company will incur a loan termination fee of 1.00% of the loan commitment due immediately preceding the termination. The Credit Agreement is secured by the Company's personal property, inventory and other assets and expires in August 2016. As of December 31, 2012, the Company did not have any outstanding balance on the credit agreement.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

(In thousands, except share and per share amounts.)

15. Employee Benefit Plan

        The Company sponsors a 401(k) Retirement Savings Plan (the Plan) for all eligible employees who meet certain requirements. Participants may contribute, on a pre-tax basis, up to the maximum allowable amount pursuant to Section 401(k) of the Internal Revenue Code. The Company is not required to contribute to the Plan. In May 2009, the Company adopted an amendment to the Plan that allowed for an employer matching contribution of 100% of employee contributions, up to 3% of the employees' salary. For the years ended December 31, 2012, 2011 and 2010, the Company contributed $0, $1,296 and $1,134, respectively. Employer contributions vest immediately.

16. Segment Information

        The Company operates under three segments: patient services, product, and research services. Prior to 2012, the company operated under two segments: patient services and product. The patient services business segment's principal focus is on the diagnosis and monitoring of cardiac arrhythmias or heart rhythm disorders, through its core Mobile Cardiac Outpatient Telemetry™ ("MCOT™"), event and Holter services in a healthcare setting. The product business segment focuses on the development, manufacturing, testing and marketing of medical devices to medical companies, clinics and hospitals. The Company's research services focuses on providing cardiac safety monitoring services for drug and medical treatment trials in a research environment.

        Overhead expenses that can be identified with a segment have been included as deductions in determining pre-tax segment income. Any remaining expenses are included in Corporate and Other. Also included in Corporate and Other are net financing expenses and other, which consist principally of interest expense and debt and other financing expenses less interest income, and significant unusual and infrequently occurring items not allocated to a segment for purposes of reporting to the chief operating decision maker. Total assets are those assets that are utilized within a specific segment.

	Patient Services	Research Services	Product	Corporate and Other	Consolidated
2012
Revenues	$93,640	$8,333	$9,521	$—	$111,494
(Loss) income before income taxes	(5,752)	962	1,483	(9,800)	(13,107)
Depreciation and amortization	7,953	860	565	—	9,378
Capital expenditures	4,199	1,079	684	—	5,962
Total assets	$43,838	$33,293	$12,879	—	$90,010

	Patient Services	Research Services	Product	Corporate and Other	Consolidated
2011
Revenues	$106,853	$1,079	$11,090	$—	$119,022
(Loss) income before income taxes	(48,637)	106	(1,064)	(11,583)	(61,178)
Depreciation and amortization	10,762	61	1,309	—	12,132
Capital expenditures	3,616	174	164	—	3,954
Total assets	$82,451	$1,018	$11,506	—	94,975

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

(In thousands, except share and per share amounts.)

17. Legal Proceedings

        On June 12, 2012, CardioNet, Inc. (the "Company") settled the patent infringement action brought on September 25, 2009 by LifeWatch Services, Inc., and Card Guard Scientific Survival, Ltd. ("Lifewatch"), the licensee and owner, respectively, of U.S. Patent Nos. 7,542,878 B2 ("the '878 Patent") and 5,730,143 ("the '143 Patent"), collectively ("Licensed Patents") against the Company's wholly owned subsidiary, Braemar Inc. ("Braemar") and one of its customers, eCardio Diagnostics, LLC ("eCardio"), in Federal District Court for the Northern District of Illinois, File No. 09-CV-6001. In this matter, Lifewatch alleged that Braemar and eCardio had infringed the Licensed Patents. Pursuant to the terms of the settlement agreement, the Company paid Lifewatch a lump sum of $250 for a fully paid-up license, release, and covenant not to sue under the Licensed Patents for Braemar products. The covenant not to sue extends to Braemar's customers, including eCardio.

        On December 12, 2011 the Company announced that it had reached a preliminary agreement to settle the West Palm Beach Police Pension Fund putative class action litigation filed in California Superior Court, San Diego County, which asserted claims against the Company for violations of Sections 11, 12 and 15 of the Securities Act of 1933. On June 22, 2012, the court approved the settlement of $7,250, of which, the Company paid $1,250 on March 31, 2012, and the remainder was covered by insurance.

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

18. Civil Investigative Demand

        On August 25, 2011, the Company received a Civil Investigative Demand ("CID") issued by the U.S. Department of Justice, Western District of Washington. The CID states that it was issued in the course of an investigation under the federal false claims act and seeks documents for the period January 1, 2007 through the date of the CID. The CID indicates that the investigation concerns allegations that the Company may have used inappropriate diagnosis codes when submitting claims for payment to Medicare for its real-time, outpatient cardiac monitoring services. The Company is cooperating with the government's request and is in the process of providing information in response to

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

(In thousands, except share and per share amounts.)

18. Civil Investigative Demand (Continued)

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

19. Quarterly Financial Data (Unaudited)

        The following tables summarize the unaudited quarterly financial data for the last two fiscal years.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amount)
2012
Total revenues	$27,045	$27,450	$27,040	$29,959
Gross profit	15,610	16,726	16,398	17,167
Integration, restructuring and other charges	270	733	741	2,492
Loss from operations	(3,581)	(1,668)	(3,126)	(4,784)
Net loss	(3,534)	(1,198)	(3,121)	(4,349)
Basic and diluted net loss per share	$(0.14)	$(0.05)	$(0.12)	$(0.17)
2011
Total revenues	$33,999	$31,637	$26,602	$26,784
Gross profit	20,347	18,619	14,350	16,630
Integration, restructuring and other charges	124	1,014	1,619	1,902
Loss from operations	(1,589)	(3,038)	(7,137)	(49,558)
Net loss	(1,552)	(3,006)	(7,103)	(49,761)
Basic and diluted net loss per share	$(0.06)	$(0.12)	$(0.29)	$(2.03)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Prior to the filing of this Report on Form 10-K, an evaluation was performed under the supervision of and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of December 31, 2012, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

        There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 240.15d-15(f) under the Exchange Act) during our fourth fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

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

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on management's assessment and those criteria, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.

        The effectiveness of the Company's internal control over financial reporting did not include the internal controls of ECG Scanning and Cardiocore, which were included in the Company's consolidated financial statements for the year ended December 31, 2012, due to the timing of the acquisitions.

        The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
CardioNet, Inc.

        We have audited CardioNet, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). CardioNet, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        The effectiveness of the Company's internal control over financial reporting did not include the internal controls of ECG Scanning and Medical Services, Inc. or Cardiocore Lab, Inc., which were included in the Company's consolidated financial statements for the year ended December 31, 2012, due to the timing of the acquisitions. ECG Scanning and Medical Services, Inc. and Cardiocore Lab, Inc. accounted for 9% and 30% of assets, respectively, and 5% and 6% of revenue, respectively, for the year ended December 31, 2012.

        In our opinion, CardioNet, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CardioNet, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive income (loss), cash flows and shareholders' equity for each of the three years in the period ended December 31, 2012 of CardioNet, Inc. and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 22, 2013

Item 9B.    Other Information

        On January 25, 2013, the Compensation Committee of the Board of Directors of the Company approved a salary increase for Heather C. Getz, Senior Vice President and Chief Financial Officer from $298,100 to $322,000.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information with respect to this Item is incorporated by reference from our definitive proxy statement in connection with the 2013 Annual Meeting of Stockholders, or the Proxy Statement, unless the Proxy Statement is not filed by April 30, 2013, in which case we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

Item 11.    Executive Compensation

        Information with respect to this Item is incorporated by reference from the Proxy Statement unless the Proxy Statement is not filed by April 30, 2013, in which case we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information with respect to this Item is incorporated by reference from the Proxy Statement unless the Proxy Statement is not filed by April 30, 2013, in which case we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

Equity Compensation Plan Information

        The following table presents the equity compensation plan information as of December 31, 2012:

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Employee and non-employee director stock option plans	3,669,103	$5.83	1,853,786
Employee stock purchase plan	50,903	$2.01	457,584

Total	3,720,006	$5.78	2,311,370

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information with respect to this Item is incorporated by reference from the Proxy Statement unless the Proxy Statement is not filed by April 30, 2013, in which case we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

Item 14.    Principal Account Fees and Services

        Information with respect to this Item is incorporated by reference from the Proxy Statement unless the Proxy Statement is not filed by April 30, 2013, in which case we will amend this Form 10-K to provide the omitted information in accordance with the requirements of Instruction G to Form 10-K.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
The following financial statements, schedules and exhibits are filed as part of this report:

1.
Financial Statements—The Financial Statements required by this item are listed on the Index to Financial Statements in Part II, Item 8 of this report.

2.
Financial Statement Schedules

•
Schedule II—Valuation and Qualifying Accounts and Reserves; and

•
Other financial statement schedules are not included because they are not required or the information is otherwise shown in the financial statements or notes thereto.

3.
Exhibits—The exhibits listed on the accompanying Exhibit Index are filed as part of, or are incorporated by reference into, this report.

(b)
See Item 15(a)(3) above.

(c)
See Item 15(a)(2) above.

SCHEDULE II

	Beginning Balance	Additions Charged To Expense	Deductions From Reserve	Ending Balance
Allowance for Doubtful Accounts
Year ended December 31, 2012	$9,889	$11,912	$(14,184)	$7,617
Year ended December 31, 2011	$11,779	$12,080	$(13,970)	$9,889
Year ended December 31, 2010	$22,396	$18,578	$(29,195)	$11,779

EXHIBIT INDEX

Exhibit Number		Description
2.1		Merger Agreement, dated as of November 5, 2010, among Biotel Inc., Garden Merger Sub, Inc. and the Registrant. (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed November 12, 2010).

2.2		Stock Purchase Agreement, dated as of February 10, 2012, by and among the Registrant, ECG Scanning and Medical Services, Inc. and the Stockholder Representatives (as defined therein). (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed February 10, 2012).

2.3		Agreement and Plan of Merger, dated as of August 5, 2012, by and among the Registrant, cardioCORE Lab, Inc., Cardinal Merger Sub, Inc. and the Stockholder Representative (as defined therein). (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed August 6, 2012).

3.1		Amended and Restated Certificate of Incorporation (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 333-145547)).

3.2		Amended and Restated Bylaws (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 333-145547)).

4.1		Form of Common Stock Certificate (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 333-145547)).

10.1		Form of Indemnity Agreement (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 333-145547)).

10.8	(1)	2008 Equity Incentive Plan and Form of Stock Option Agreement thereunder (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 333-145547)).

10.9	(1)	2008 Non-Employee Directors' Stock Option Plan and Form of Stock Option Agreement thereunder (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 333-145547)).

10.10	(1)	2008 Employee Stock Purchase Plan and Form of Offering Document thereunder (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 333-145547)).

10.12		Office Lease dated February 6, 2004 between the Registrant and Executive One Associates, as amended (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 333-145547)).

10.13		Building Lease Agreement dated September 30, 2009, between the Registrant and EastGroup Properties, L.P. (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q filed November 6, 2009).

10.14	†	Amendment No. 8 dated February 1, 2010 to the Communication Voice and Data Services Provider Agreement dated May 12, 2003 between the Company and Verizon (as successor to Qualcomm Incorporated and nPhase, LLC), as amended (Incorporated by reference to the Registrant's Form 8-K, dated November 30, 2011.

Exhibit Number		Description
10.15	†	Purchase Agreement dated September 14, 2001 between the Registrant and Varian, Inc. (a wholly-owned subsidiary of Jabil Circuit, Inc.) (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 333-145547)).

10.16	†	Consignment Inventory Agreement dated September 13, 2004 between the Registrant and Varian, Inc. (a wholly- owned subsidiary of Jabil Circuit, Inc.) (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 333-145547)).

10.18	(1)	CardioNet, Inc. Long Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed October 28, 2008).

10.19	(1)	Compensation Program for Non-Employee Directors. (Incorporated by reference to Exhibit 99.5 to the Registrant's Form 8-K filed January 28, 2009).

10.20	(1)	Employment Agreement, dated as of October 19, 2009, by and among the Registrant and Anna McNamara. (Incorporated by reference to Exhibit 10.35 to the Registrant's Form 10-K filed February 23, 2010).

10.21	(1)	Employment Agreement, dated as of June 15, 2010, between Joseph H. Capper and the Registrant. (Incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K filed June 18, 2010).

10.22	(1)	Employment Agreement, dated as of January 28, 2010, by and among the Registrant and Heather Getz. (Incorporated by reference to Exhibit 10.36 to the Registrant's Form 10-K filed February 23, 2010).

10.23	(1)	Employment Agreement, dated as of December 7, 2010, between the Registrant and Daniel Wisniewski (Incorporated by reference to Exhibit 10.38 to the Registrant's Form 10-K, filed February 25, 2010).

10.24	(1)	Employment Agreement dated as of February 7, 2011, between the Registrant and Peter Ferola (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q dated May 6, 2011).

10.25	(1)	Employment Agreement dated as of June 11, 2012, between the Registrant and Michael Geldart (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed August 9, 2012).

10.26		Employment Agreement dated as of July 30, 2010, between the Registrant and Fred Anthony Broadway III.*

23.1		Consent of Independent Registered Public Accounting Firm.*

31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.*

31.2		Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.*

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS		XBRL Instance Document.**

101.DEF		XBRL Taxonomy Definition Linkbase Document.**

Exhibit Number	Description
101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

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

Date: February 22, 2013	CardioNet, Inc.
	By:	/s/ JOSEPH H. CAPPER Joseph H. Capper President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH H. CAPPER Joseph H. Capper	President and Chief Executive Officer (Principal Executive Officer)	February 22, 2013
/s/ HEATHER C. GETZ Heather C. Getz, CPA	Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2013
/s/ KIRK E. GORMAN Kirk E. Gorman	Chairman and Director	February 22, 2013
/s/ RONALD A. AHRENS Ronald A. Ahrens	Director	February 22, 2013
/s/ ANTHONY J. CONTI Anthony J. Conti	Director	February 22, 2013
/s/ ERIC N. PRYSTOWSKY Eric N. Prystowsky, M.D.	Director	February 22, 2013
/s/ REBECCA RIMEL Rebecca Rimel	Director	February 22, 2013
/s/ ROBERT J. RUBIN Robert J. Rubin, M.D.	Director	February 22, 2013