Form 10-K/A
period 2012-12-31
CardioNet, Inc.
filed 2013-04-29
CIK 1113784

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

         As of April 25, 2013, 25,380,657 shares of the registrant's common stock were outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE
None

CardioNet, Inc.
Annual Report on Form 10-K/A
For The Fiscal Year Ended December 31, 2012

EXPLANATORY NOTE

        CardioNet, Inc. (the "Company," "we," "us" or "our") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K for the year ended December 31, 2012 (the "Original Filing" or "Form 10-K"), which was originally filed with the Securities and Exchange Commission (the "SEC") on February 22, 2013 solely to include the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K that was previously omitted from the Original Filing. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company's other filings with the SEC. This Amendment consists solely of the preceding cover page, this explanatory note, Part III (Items 10, 11, 12, 13 and 14), the signature page, the exhibits to this Amendment and the certifications required to be filed as exhibits to this Amendment.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

        The following table sets forth the name, age and principal occupation of, and other information regarding each of our current directors.

Name	Age	Position
Directors:
Eric N. Prystowsky, M.D.(2)(3)	65	Director
Rebecca W. Rimel(2)	61	Director
Robert J. Rubin, M.D.(1)(3)	67	Director
Ronald A. Ahrens(2)(3)	73	Director
Joseph H. Capper	49	Director, President and Chief Executive Officer
Kirk E. Gorman(1)	62	Director and Chairman
Anthony J. Conti(1)	64	Director

(1)
Member of the Audit Committee.

(2)
Member of the Compensation Committee.

(3)
Member of the Nominating and Corporate Governance Committee.

        Rebecca W. Rimel.    Ms. Rimel has been a member of our Board of Directors since May 2009. She joined The Pew Charitable Trusts in 1983 as Health Program Manager and has led the organization as Executive Director from 1988 through 1994 and in her current position as President and Chief Executive Officer since 1994. From 1981 through 1983, Ms. Rimel served as Assistant Professor in the Department of Neurosurgery at the University of Virginia Hospital. Along with additional teaching and practitioner positions at the University of Virginia Hospital, she also held the title of Head Nurse of the medical center's emergency department. Ms. Rimel serves as a member of the Board of The Pew Charitable Trusts, and on the Boards of DWS Mutual Funds and Becton Dickenson & Company Ms. Rimel brings to the Company a superior reputation for leadership and experience in the clinical, academic and business sectors of the healthcare industry. She has had, and continues to build, an exemplary career in public policy, non-profit administration, advocacy and innovation related to the healthcare field. Ms. Rimel received her Bachelor of Science from the University of Virginia School of Nursing, and earned a Master of Business Administration degree from James Madison University. Ms. Rimel's education and professional experience serves as a basis for her contributions, past and present, as a member of the board of directors for various public and private companies.

        Eric N. Prystowsky, M.D.    Dr. Prystowsky has been a member of our Board of Directors since March 2001. Since 1988, Dr. Prystowsky has served as the Director, Clinical Electrophysiology Laboratory at St. Vincent Hospital, Indianapolis, Indiana. Since 1988, Dr. Prystowsky has served as Consulting Professor of Medicine at Duke University. Since 2004, he has served as the associate editor of Hurst Textbook of Cardiology and, since January 2004, he has served as editor-in-chief of the Journal of Cardiovascular Electrophysiology. From 1992 to 1994, he served as the Chairman of the American Heart Association's Committee on Electrocardiography and Electrophysiology and, from May 2001 to May 2002, as President of the Heart Rhythm Society. Dr. Prystowsky also served as the Chairman of the ABIM test writing committee for the Electrophysiology Boards until July 2008. Dr. Prystowsky currently serves on the Board of Directors of Stereotaxis, Inc., a biotechnology company. Dr. Prystowsky received an undergraduate degree from the Pennsylvania State University and an M.D. from the Mount Sinai School of Medicine. Dr. Prystowsky brings relevant real-time clinical and academic experience as a published and renowned electrophysiologist with St. Vincent Hospital and Consulting Professor at Duke University. Dr. Prystowsky's knowledge of and experience with cardiac medicine is vast and includes leading positions within the American Heart Association as well as the Heart Rhythm Society. Dr. Prystowsky also brings to the Board of Directors specific experience in serving as a board member of another company.

        Robert J. Rubin, M.D.    Dr. Rubin has been a member of our Board of Directors since July 2007. He was a clinical professor of medicine at Georgetown University from 1995 until 2012 when he was appointed a Distinguished Professor of Medicine. From 1987 to 2001, he was president of the Lewin Group (purchased by Quintiles Transnational Corp. in 1996), a national health policy and management consulting firm. From 1994 to 1996, Dr. Rubin served as Medical Director of ValueRx, a pharmaceutical benefits company. From 1992 to 1996, he served as President of Lewin-VHI, a healthcare consulting company. From 1987 to 1992, he served as President of Lewin-ICF, a healthcare consulting company. From 1984 to 1987, Dr. Rubin served as a principal of ICF, Inc., a healthcare consulting company. From 1981 to 1984, he served as the Assistant Secretary for Planning and Evaluation at the Department of Health and Human Services and as an Assistant Surgeon General in the United States Public Health Service. Dr. Rubin serves as a member of the Board of Directors of Soligenix, Inc. He is a board certified nephrologist and internist. He received an undergraduate degree in Political Science from Williams College and an M.D. from Cornell University. Dr. Rubin brings over 30 years of specific experience as a professor, policy maker, clinician and business professional dedicated to the medical profession. His specific experience with the United States Department of Health and Human Services and Assistant Surgeon General is a unique and invaluable qualification, which lends insight into governmental practice, policy making and regulation. Dr. Rubin's extensive and diverse background in education, government and business allows him to serve as a resource on a broad spectrum of matters.

        Joseph H. Capper.    Mr. Capper has been our President and Chief Executive Officer and a member of our Board of Directors since June 2010. Mr. Capper has served as President, Chief Executive Officer and a member of the Board of Directors of Home Diagnostics, Inc., a leading developer, manufacturer and marketer of diabetes management products. Mr. Capper joined Home Diagnostics in 2009. Home Diagnostics was listed on NASDAQ until its strategic merger. Prior to joining Home Diagnostics, from 2002 to 2009, Mr. Capper was President and Chief Executive Officer of CCS Medical Inc., a private company that is a leading provider of medical supplies in diabetes, wound care, respiratory and other therapeutic categories. Earlier in his career, Mr. Capper spent nine years with Bayer Corporation, ultimately becoming National Sales Director of the Diabetic Products Division. Mr. Capper also served in the U.S. Navy as a combat aviator and subsequently as a Congressional Liaison. Mr. Capper received an undergraduate degree in Accounting from West Chester University and a Master of Business Administration degree in International Finance from George Washington University. Mr. Capper brings an extensive amount leadership and diverse experience in public and private companies.

        Ronald A. Ahrens.    Mr. Ahrens has been a member of our Board of Directors since August 2008 and Chairman of our Compensation Committee since December 2009. From 2004 to the present, Mr. Ahrens has served as the Vice Chairman of the Board of Directors and as a member of the Compensation Committee of Temptime Corporation, a healthcare technology company. Previously, he served as a member of the Board of Directors and Chairman of the Compensation Committee of VIASYS Healthcare Inc., a global medical technology company, from November 2001 until its acquisition in July 2007 for $1.5 billion by Cardinal Health. Mr. Ahrens' past experience includes serving as Chairman of the Board of Directors of Closure Medical Corporation, a medical devices corporation, from 1999 through June 2004, St. Ives Laboratories, Inc., a hair and skin care company from 1995 to 1997 and from 1990 to 1993 as a member of the Board of Directors of Alcide Corporation, an animal healthcare technology company. Earlier in his career, Mr. Ahrens held various positions with Merck & Co, Inc. a global pharmaceuticals products company, including President of Merck Consumer Healthcare Group Worldwide and Executive Vice President of Merck Consumer

Healthcare Group International. Mr. Ahrens received an undergraduate degree in English from Concordia College and a Masters in Sacred Theology from Concordia Seminary. Mr. Ahrens is a veteran of the healthcare industry and brings to the Board over forty years of senior executive and management experience with both public and private pharmaceutical and device companies. He has also established a strong track record of serving and consulting for significant public and private company board of directors. Mr. Ahrens' breadth of knowledge and hands-on business experience provides him with the necessary skill to serve as the Chairman of the Compensation Committee for our Board of Directors and to easily relate to and act as a liaison between other members of the Board and executives within the Company.

        Anthony J. Conti.    Mr. Conti joined the CardioNet board of directors in May 2012, serving as the Chairman of its Audit Committee. He joined Coopers and Lybrand in 1973 and served a wide range of technology, utility and health services clients. He held a number of leadership roles with Coopers and Lybrand, and later with PricewaterhouseCoopers, after its merger with Price Waterhouse in 1998. Mr. Conti serves as the Chairman of the Audit Committee for Ametek, Inc., an electronic instrument and electromechanical device company. He previously served as Chairman of the Board of the World Affairs Council of Philadelphia until December of 2011, and now serves as Chairman Emeritus. He also served as a Member of the Board and Executive Committee of the United Way of Southeastern Pennsylvania. Mr. Conti holds a Bachelors of Arts degree in Economics from St. Joseph's University and a Master of Business Administration degree from Temple University. Mr. Conti's extensive background as independent accountant, together with his experience as an audit committee member makes him uniquely suited to be our audit committee chairman.

        Kirk E. Gorman.    Mr. Gorman has been a member of our Board of Directors since August 2008 and our Chairman since October 2011. Mr. Gorman has served as the Executive Vice President, Chief Financial Officer of Jefferson Health System, a hospital system in Philadelphia, Pennsylvania since September 2003. Mr. Gorman has also been a member of the Board of Directors and Audit Committee of IASIS Healthcare LLC since February 2004. From April 1987 to March 2003, Mr. Gorman served as the Senior Vice President, Chief Financial Officer of Universal Health Services, Inc., a hospital management company and President, Chief Financial Officer and a member of the Board of Trustees of Universal Health Realty Income Trust, a real estate investment trust specializing in healthcare and human service related facilities. From June 2007 to October 2009, he also served on the board of Care Investment Trust, a real estate investment trust. From November 2001 to December 2003, and from February 2005 until its acquisition by Cardinal Health, Inc. in July 2007, Mr. Gorman served as a member of the Board of Directors of VIASYS Healthcare, Inc. a healthcare technology company. Mr. Gorman received an undergraduate degree from Dartmouth College and a Master of Business Administration degree from the Amos Tuck School of Business. Mr. Gorman brings extensive financial knowledge and experience as the Chief Financial Officer of numerous healthcare related companies, including Jefferson Health System, the largest hospital system in Philadelphia. His specific and ongoing healthcare related financial experience with reimbursement, tax, accounting, and financial and strategic planning is especially valuable to the Company. Mr. Gorman also brings significant public company board of director and audit committee experience.

EXECUTIVE OFFICERS

        The following table sets forth information regarding our executive officers

Name	Age	Position
Executive Officers:
Joseph H. Capper	49	Director, Chairman, President and Chief Executive Officer
Heather C. Getz, CPA	38	Senior Vice President and Chief Financial Officer
Michael Geldart	50	Senior Vice President, Strategy and Business Development
Peter Ferola	44	Senior Vice President, Corporate Development, General Counsel, Secretary
Anna McNamara, RN	65	Senior Vice President, Clinical Operations
Fred (Andy) Broadway III	43	Senior Vice President, Sales and Marketing
Daniel Wisniewski	49	Senior Vice President, Business Operations
George Hrenko	50	Senior Vice President, Human Resources and Organizational Excellence

Biographical Information for Executive Officers

        Joseph H. Capper.    Mr. Capper was appointed President and Chief Executive Officer and a member of the Board of Directors of CardioNet in June 2010. Prior to joining CardioNet, Mr. Capper served as President, Chief Executive Officer and a member of the Board of Directors of Home Diagnostics, Inc., a leading developer, manufacturer and marketer of diabetes management products. Mr. Capper joined Home Diagnostics in 2009 and positioned the Company for a strategic merger in a transaction that created substantial value to its stockholders. Home Diagnostics was listed on the NASDAQ until its strategic merger. Prior to joining Home Diagnostics, from 2002 to 2009, Mr. Capper was President and Chief Executive Officer of CCS Medical Inc., a private company that is a leading provider of medical supplies in diabetes, wound care, respiratory and other therapeutic categories. Earlier in his career, Mr. Capper spent nine years with Bayer Corporation, ultimately becoming National Sales Director of the Diabetic Products Division. Mr. Capper also has a distinguished service record having served in the U.S. Navy as a combat aviator and subsequently as a Congressional Liaison. Mr. Capper received an undergraduate degree in Accounting from West Chester University and a Master of Business Administration degree in International Finance from George Washington University.

        Heather C. Getz, CPA.    Ms. Getz was appointed Senior Vice President and Chief Financial Officer in January 2010. Ms. Getz joined CardioNet in May 2009 as Vice President of Finance. From April 2008 to May 2009, Ms. Getz was Vice President of Finance at Alita Pharmaceuticals, Inc., a privately held specialty pharmaceutical company, where she was responsible for all areas of finance, accounting and information systems. Prior to joining Alita Pharmaceuticals, Inc., from March 2002 to April 2008, Ms. Getz held various financial leadership positions at VIASYS Healthcare Inc., a healthcare technology company, including directing the company's global financial planning, budgeting and analysis, and external reporting functions. From June 1997 to February 2002, Ms. Getz began her career at Sunoco, Inc., where she held various positions of increasing responsibility. Ms. Getz is a certified public accountant, and received her undergraduate degree in Accountancy and a Master of Business Administration degree from Villanova University.

        Peter Ferola.    Mr. Ferola joined CardioNet in February 2011 as its Senior Vice President, Corporate Development and General Counsel, with over 20 years of progressive leadership experience in business management, legal affairs and corporate governance. From 2009 to 2011, Mr. Ferola served as Vice President, General Counsel and Secretary of Nipro Diagnostics, Inc. (formerly Home Diagnostics, Inc., NASDAQ: HDIX). Prior to joining Home Diagnostics, Mr. Ferola worked as a corporate and securities attorney with Greenberg Traurig, LLP and with Dilworth Paxson, LLP in Washington, D.C. focusing on mergers, acquisitions, public securities offerings and corporate governance matters. From 1989 to 2002, Mr. Ferola worked in executive management roles for an American Stock Exchange-listed company, most recently serving as Vice President—Administration and Corporate Secretary, overseeing the Company's administrative functions, legal matters and investor relations. Mr. Ferola earned a Bachelor of Science and Juris Doctor degree from Nova Southeastern University and a Master of Laws in Securities and Financial Regulation from Georgetown University Law Center. Mr. Ferola has authored numerous articles on corporate and securities laws, with a particular focus on audit committees and regulations implemented in the wake of the Sarbanes-Oxley Act of 2002.

        Michael Geldart.    Michael Geldart joined CardioNet in June 2012 as its Senior Vice President, Corporate Strategy and Business Development. Michael has more than 20 years of experience in executive leadership, health law and corporate development. Most recently, from May 2011 until coming to CardioNet in June of 2012, Michael worked as a consultant with numerous companies on strategic business planning and compliance matters through his sole proprietor consulting business, Geldart Consulting, LLC. From October 2009 to April 2011, Mr. Geldart was the Chief Operating Officer of MedExpress, a leading multi-state Urgent Care provider. Prior to joining MedExpress, from July 2002 to September, 2009, Michael was the Chief Operating Officer and Executive Vice President of Corporate Development of CCS Medical. Prior to joining CCS Medical, Michael was a partner at Holland & Knight, LLP, a global law firm, where he most recently served as the Co-Chair of the firm's National Health Care Practice Group. Michael received a Bachelor of Arts in Chemistry from the University of South Florida, and a Juris Doctor degree from Stetson University College of Law. Michael is a member of the Florida Bar.

        Anna McNamara, RN.    Ms. McNamara joined CardioNet in 2002 serving in various Clinical Operations roles. She currently serves as our Senior Vice President, Clinical Operations. From February 2001 to September 2002, Ms. McNamara served as Executive Vice President of Clinical Operations for LifeWatch Corp., a healthcare services company. From July 1998 to February 2001, Ms. McNamara served as Vice President of Clinical Operations for Quality Diagnostic Services at Matria Healthcare, Inc., a healthcare company. From January 1997 to July 1998, Ms. McNamara served as Vice President of Clinical Operations for WebMD Health Corp., a web-based health information provider. Ms. McNamara received an undergraduate degree in Nursing from Marymount College and worked as a Registered Nurse at Mercy Hospital in Scranton, Pennsylvania.

        Fred (Andy) Broadway III.    Andy Broadway joined CardioNet in June 2009 as its Vice President, Marketing, bringing 15 years of progressive leadership experience in sales and marketing, including extensive therapeutic knowledge in Cardiology and Neurology. In September 2012, Mr. Broadway was promoted to Senior Vice President, Marketing, and in January 2013, Mr. Broadway became CardioNet's Senior Vice President, Sales and Marketing. Prior to joining CardioNet, from 2006 to June 2009, Andy was Director of Marketing at Bristol-Myers Squibb, leading the commercialization launch efforts of a potential new therapy for the treatment of stroke prevention in atrial fibrillation. Earlier in his career, Andy was on the marketing team at Pfizer, responsible for developing yearly and long term strategic plans, brand and portfolio positioning, asset/life/cycle development, and overseeing commercialization tactics for several leading brands. Andy started his career with Sanofi Pharmaceuticals, where he held numerous positions of increasing responsibility including sales, marketing, and eventually leadership positions in both sales and marketing. Andy received his undergraduate degree in Zoology from Auburn University.

        Daniel Wisniewski.    Mr. Wisniewski joined CardioNet in December 2010 as its Senior Vice President, Operations, with over 20 years of experience in executive leadership, information systems, and operations. Most recently, from 2000 to 2010, Mr. Wisniewski served as Chief Information Officer with CCS Medical, Inc. As the Chief Information Officer, Mr. Wisniewski was responsible for developing a highly scalable patient centric operational infrastructure focused on compliance, growth and expense control within the healthcare industry. Prior to joining CCS Medical, Inc., Mr. Wisniewski held various roles within the nuclear and banking industries with increasing responsibilities in information systems and general management. Mr. Wisniewski began his career as an U.S. Navy Nuclear Trained Naval Officer. Mr. Wisniewski received his undergraduate degree in Electrical Engineering from Virginia Military Institute.

        George Hrenko.    Mr. Hrenko joined CardioNet in 2008 as its VP of Human Resources and was named Senior Vice President, Human Resources and Organizational Excellence in May 2010. Most recently, Mr. Hrenko served as a Director of Human Resources for Target Corporation from February 2002 to March 2007. From December 1998 to February 2002, Mr. Hrenko held several positions with Bank One Corporation, including First Vice President, Human Resources Generalist, Vice President, Compensation, and Vice President, Corporate Staffing. From 1996 to 1998 he served as Managing Director, Human Resources for Continental Airlines. Prior to joining Continental Airlines, Mr. Hrenko served as Human Resources Manager at Pepsi-Cola Co. and PepsiCo, Inc., from 1987 to 1996. Mr. Hrenko received an undergraduate degree in English and Psychology from Penn State University.

CORPORATE GOVERNANCE

        Highlights of our corporate governance practices are described below.

INFORMATION REGARDING COMMITTEES OF THE BOARD OF DIRECTORS

        During the year ended December 31, 2012, the Board of Directors of CardioNet maintained three committees; the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. The following table provides membership information for each of the committees of the Board of Directors as of May 28, 2013:

Name	Audit		Compensation		Nominating and Corporate Governance
Ronald A. Ahrens			X	*	X
Anthony J. Conti	X	*
Kirk E. Gorman	X
Eric N. Prystowsky, M.D.			X		X
Rebecca W. Rimel			X
Robert J. Rubin, M.D.	X				X	*

*
Committee Chairperson

        Below is a description of each committee of the Board of Directors as such committees have been constituted during the year ended December 31, 2012, and are presently constituted. The Board of Directors has determined that each current member of each committee meets the applicable SEC and NASDAQ rules and regulations regarding "independence" and that each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to the Company.

Audit Committee

        The Audit Committee of the Board of Directors was established by the Board of Directors in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee the Company's corporate accounting and financial reporting processes and audits of its financial statements. The Board of Directors has adopted an Audit Committee Charter which is available on our website at http://investors.cardionet.com. The functions of this committee include, among other things:

  •
  evaluating the performance of our independent registered public accounting firm and determining whether to retain their services for the ensuing year;

  •
  reviewing and pre-approving the engagement of our independent registered public accounting firm to perform audit services;

  •
  reviewing and proposing to the full Board of Directors for approval any permissible non-audit services;

  •
  reviewing our annual financial statements and reports and discussing the statements and reports with our independent registered public accounting firm and management;

  •
  reviewing with our independent registered public accounting firm and management significant issues that arise regarding accounting principles and financial statement presentation, and matters concerning the effectiveness of internal auditing and financial reporting controls; and

  •
  establishing procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters.

        Both our independent registered public accounting firm and management periodically meet privately with our Audit Committee.

        Our Audit Committee currently consists of Messrs. Conti, Gorman and Dr. Rubin, each of whom is a non-employee director of our Board of Directors. Mr. Conti is currently the Chairman of our Audit Committee. Mr. Conti joined the Committee in May 2012. The Audit Committee met five (5) times in 2012. The Board of Directors reviews the NASDAQ listing standards' definition of independence for Audit Committee members on an annual basis and has determined that all current members of the Company's Audit Committee are independent (as independence is currently defined in Rule 5605(a)(2) and IM-5605 of the NASDAQ listing standards and Rule 10A-3 under the Exchange Act). The Board of Directors has determined that Anthony J. Conti is a financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act.

Compensation Committee

        The Compensation Committee currently consists of three directors, Mr. Ahrens, the Chairman of the Compensation Committee, Dr. Prystowsky and Ms. Rimel. All members of the Company's Compensation Committee are independent (as independence is currently defined in Rule 5605(a)(2), IM-5605 and Rule 5605(d)(2) of the NASDAQ listing standards and Section 162(m) of the Internal Revenue Code. In 2012, the Compensation Committee met three (3) times.

        The Board of Directors has adopted a Compensation Committee Charter which was revised as of January 22, 2009 and is available on our website at http://investors.cardionet.com

        The Compensation Committee of the Board of Directors acts on behalf of the Board of Directors to review, recommend for adoption, and oversee the Company's compensation strategy, policies, plans and programs, including:

  •
  reviewing and recommending to the Board of Directors the compensation and other terms of employment of our Chief Executive Officer;

  •
  reviewing and approving the compensation and other terms of employment of our executive officers (other than the Chief Executive Officer);

  •
  reviewing and recommending to the Board of Directors performance goals and objectives relevant to the compensation of our Chief Executive Officer and assessing his or her performance against these goals and objectives;

  •
  interpreting, administering, and granting, or with respect to the Chief Executive Officer recommending for approval by the Board of Directors, awards under the equity incentive plans, compensation plans and similar programs advisable for us, as well as modification or termination of existing plans and programs;

  •
  reviewing and periodically accessing the adequacy of compensation to be paid or awarded to members of the Board of Directors;

  •
  establishing policies with respect to equity compensation arrangements;

  •
  reviewing the competitiveness of our executive compensation programs and evaluating the effectiveness of our compensation policy and strategy in achieving expected benefits to us;

  •
  reviewing and recommending to the Board of Directors the terms of any employment agreements, severance arrangements, change in control protections and any other compensatory arrangements for our executive officers;

  •
  reviewing incentive compensation arrangements to ensure that such compensation arrangements do not encourage unnecessary risk taking; and

  •
  reviewing with management our disclosures under the caption "Compensation Discussion and Analysis" and recommending to the full Board of Directors its inclusion in our periodic reports to be filed with the SEC.

        Typically, the Compensation Committee meets quarterly and with greater frequency if necessary. The agenda for each meeting is usually developed by the Chair of the Compensation Committee. The Compensation Committee meets regularly in executive session. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, provide financial or other background information or advice or otherwise participate in Compensation Committee meetings. The Chief Executive Officer may not participate in or be present during any deliberations of the Compensation Committee regarding his compensation. The charter of the Compensation Committee grants the Compensation Committee full access to all books, records, facilities and personnel of the Company, as well as authority to obtain, at the expense of the Company, advice and assistance from internal and external legal, accounting or other advisors and consultants and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties.

        Our Compensation Committee retains the services of third party executive compensation specialists and consultants from time to time, as it sees fit, in connection with the establishment of cash and equity compensation and related policies.

        The specific recommendations of the Compensation Committee with respect to executive compensation for the year ended December 31, 2012 are described in greater detail in the Compensation Discussion and Analysis section of this proxy statement/prospectus.

Compensation Committee Interlocks and Insider Participation

        As indicated above, Mr. Ahrens, Ms. Rimel and Dr. Prystowsky currently serve, and previously served during 2012, as members of the Compensation Committee. No member of the Compensation Committee has ever been an executive officer or employee of the Company. None of our officers currently serves, or has served during the last completed year, on the Compensation Committee or the Board of Directors of any other entity that has one or more officers serving as a member of the Board of Directors or the Compensation Committee.

Nominating and Corporate Governance Committee

        The Nominating and Corporate Governance Committee currently consists of three directors, Dr. Rubin, the Chairman of the Nominating and Corporate Governance Committee, Mr. Ahrens and Dr. Prystowsky. During 2012, the Nominating and Corporate Governance Committee met one (1) time. The Board of Directors has adopted a Nominating and Corporate Governance Committee Charter which is available on our website at http://investors.cardionet.com.All members of the Nominating and Corporate Governance Committee are independent (as independence is currently defined in Rule 5605(a)(2) and IM-5605 of the NASDAQ listing standards).

        The functions of the Nominating and Corporate Governance Committee include, among other things:

  •
  identifying, reviewing and evaluating candidates to serve on our Board of Directors consistent with criteria approved by our Board of Directors;

  •
  determining the minimum qualifications for service on our Board of Directors;

  •
  evaluating director performance on the Board of Directors and applicable committees of the Board of Directors and determining whether continued service on our Board of Directors is appropriate;

  •
  reviewing, evaluating and recommending individuals for membership on our Board of Directors;

  •
  evaluating nominations by stockholders of candidates for election to our Board of Directors;

  •
  considering and assessing the independence of members of our Board of Directors;

  •
  developing, as appropriate, a set of corporate governance policies and principles, including a code of business conduct and ethics and reviewing and recommending to our Board of Directors any changes to such policies and principles;

  •
  periodically reviewing with our Chief Executive Officer the succession plans for the office of Chief Executive Officer and for other key executive officers, and making recommendations to our Board of Directors of appropriate individuals to succeed to these positions;

  •
  considering questions of possible conflicts of interest of directors as such questions arise;

  •
  reviewing the adequacy of our Nominating and Corporate Governance Committee charter on a periodic basis; and

  •
  reviewing and evaluating, at least annually, the performance of the Nominating and Corporate Governance Committee.

        The Nominating and Corporate Governance Committee believes that candidates for director should have certain minimum qualifications, including the ability to read and understand basic financial statements, being over 21 years of age and having the highest personal integrity and ethics. The Nominating and Corporate Governance Committee also intends to consider such factors as possessing relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to the affairs of the Company, demonstrated excellence in his or her field, having the ability to exercise sound business judgment and having the commitment to rigorously represent the long-term interests of the Company's stockholders. However, the Nominating and Corporate Governance Committee retains the right to modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the Board of Directors, the operating requirements of the Company and the long-term interests of stockholders. In conducting this assessment, the Nominating and Corporate Governance Committee considers diversity, age, skills, and such other factors as it deems appropriate given the current needs of the Board of Directors and the Company, to maintain a balance of knowledge, experience and capability.

        The Nominating and Corporate Governance Committee places a high priority on identifying individuals with diverse skill sets and types of experience including identification of individuals from among the medical professional and medical device communities. In the case of incumbent directors whose terms of office are set to expire, the Nominating and Corporate Governance Committee reviews these directors' overall service to the Company during their terms, including the number of meetings attended, level of participation, quality of performance, and any other relationships and transactions that might impair the directors' independence. In the case of new director candidates, the Nominating and Corporate Governance Committee also determines whether the nominee is independent for NASDAQ purposes, which determination is based upon applicable NASDAQ listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. The Nominating and Corporate Governance Committee then uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The Nominating and Corporate Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board of Directors. The Nominating and Corporate Governance Committee meets to discuss and consider the candidates' qualifications and then selects a nominee by majority vote.

        The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board of Directors for the 2014 Annual Meeting of Stockholders may do so by delivering a written recommendation to the Nominating and Corporate Governance Committee on or before February 21, 2014 at the following address: 227 Washington Street #210, Conshohocken, Pennsylvania 19428, Attn: Secretary. Submissions must include the full name of the proposed nominee, a description of the proposed nominee's business experience for at least the previous five years, complete biographical information, a description of the proposed nominee's qualifications as a director and the name of the nominating stockholder, a representation that the nominating stockholder is a beneficial or record holder of the Company's stock and has been a holder for at least one year. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

CODE OF ETHICS

        The Company has adopted the CardioNet, Inc. Code of Business Conduct and Ethics that applies to all officers, directors and employees, which was amended and updated to reflect current business practice and industry regulation on January 22, 2009. We intend to maintain the highest standards of ethical business practices and compliance with all laws and regulations applicable to our business. The Code of Business Conduct and Ethics is available on our website at http://investors.cardionet.com. If the Company makes any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver on its website at http://investors.cardionet.com.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

  Executive Summary

        In this Compensation Discussion and Analysis, we address the compensation provided to our named executive officers listed below under "Our Named Executive Officers" and in the Summary Compensation Table that follows this discussion, the goals that we seek to achieve through our executive compensation program and other important factors underlying our compensation practices and policies.

        2012 has been another challenging year for us with mixed results. We experienced shortfalls to our revenue and gross profits. However, despite these challenges, we achieved, and in some cases exceeded, certain pre-established incentive plan goals. This presented a challenge to the Compensation Committee, which was again tasked with balancing the need to provide compensation sufficient to attract and retain key members of our senior management team through this challenging period, on one hand, with the goal of aligning compensation with stockholder value, on the other hand. As in previous years, in an effort to strike an appropriate balance between these purposes, the Compensation Committee made certain adjustments to the compensation paid to certain executive officers (as described in more detail below) as compared to what they would have received based on a strict application of the pre-established performance metrics, while at the same time ensuring that overall incentive payments reflected the mixed results of 2012. This was accomplished mainly through an increase from 40% to 50% of target in cash incentive payouts to our senior executives. The net effect of these decisions was an aggregate payout of cash incentive for 2012 performance using a bonus pool of 50% of full target, with certain adjustments for individual performance based on Mr. Capper's recommendation. The Compensation Committee also awarded equity grants at 50% of target, which was 50% less than 2011 equity awards. In addition, with exception for market based adjustments for our Chief Financial Officer in 2013, base salaries remained unchanged for 2012 and 2013.

        In addition, the Compensation Committee periodically reviews the Company's executive pay practices, its appropriate peer group and the utilization of shares in its equity plans, with a view toward ensuring that the Company's overall compensation practices are consistent with the market and effective in generating long-term shareholder value.

        Our compensation program is generally designed to provide performance-oriented incentives that fairly compensate our executive officers and enable us to attract, retain and motivate executives with outstanding ability and potential. Our compensation program consists of both short-term and long-term components, including cash and equity-based compensation, and is intended to reward consistent performance that meets or exceeds formally established performance goals and objectives. Our Compensation Committee and senior management is focused on providing an appropriate mix of short-term and long-term incentives, and we are mindful not to rely on highly leveraged incentives that would result in risky short-term behavior. Our compensation program provides long-term incentives to ensure that our executives continue in employment with us and directly tie executive compensation to generation of shareholder value. For 2013, we have revised our Management Incentive Plan to include corporate goals and objectives relating to volume, revenue, and EBITDA growth, and we overlay management by objective (MBO) goals that are intended to encourage our executives to build and maintain an infrastructure that supports our growth and increases revenues.

  Our Named Executive Officers

        Our named executive officers for 2012 are Messrs. Capper, Geldart and Wisniewski, and Ms. Getz and Ms. McNamara.

  Compensation Philosophy and Components of Executive Compensation

        Our Compensation Committee is composed entirely of independent directors. Our Compensation Committee administers our executive compensation program.

        The general duties of the Compensation Committee include:

  •
  Administration of the Company's annual incentive, equity compensation and long term incentive plans;

  •
  Review and recommendation of major compensation plans for approval by the Board;

  •
  Recommendation of compensation for the President and Chief Executive Officer for approval by the independent members of our Board; and

  •
  Approval of compensation decisions relating to all executive officers.

        Our Compensation Committee believes that our executive compensation program should include both short-term and long-term components, including cash and equity-based compensation, and should reward consistent performance that meets or exceeds expectations. In general, we tie compensation to the achievement of specific corporate and individual goals. Determinations about corporate performance are based on achievement of specific, pre-determined objectives. Individual performance against goals are more subjective and are based on the judgments made at the discretion of our Compensation Committee and our Board of Directors, with input from our Chief Executive Officer, except as it relates to his own compensation. For our executive officers other than himself, our Chief Executive Officer evaluates the performance of the executive officers on an annual basis and makes recommendations to our Compensation Committee with respect to annual salary adjustments, bonuses and annual equity awards. These recommendations are reviewed by our Compensation Committee on an aggregated basis so that our Compensation Committee can evaluate the compensation paid to our executives on a total compensation basis. While our Compensation Committee reviews the recommendations of our Chief Executive Officer with respect to executive officers other than himself, our Compensation Committee exercises its own discretion in approving salary adjustments and discretionary cash and equity awards for all executives and communicates its final approval to our Board of Directors.

        We believe our approach to goal setting, setting of targets with payouts at multiple levels of performance, and evaluation of performance results assist in mitigating excessive risk-taking that could harm our value or reward poor judgment by our executives. The features of these practices and programs also reflect sound risk management practices. We believe we have allocated our compensation among base salary and short and long-term compensation target opportunities in such a way as to not encourage excessive risk-taking. This is based on our belief that applying Company-wide metrics encourages decision making that is in the best long-term interests of the company and our stockholders. In addition, we believe that the mix of equity award instruments used under our long-term incentive program, including both stock options and full value awards (i.e., restricted stock units), in each case, that vest over a multi-year period also mitigates risk and properly account for the time horizon of risk.

  Benchmarking and Other Analysis

        Currently, our Compensation Committee is chartered to review and make recommendations to our Board of Directors regarding the compensation to be paid to our Chief Executive Officer and approves compensation for all other executive officers. Historically, our Compensation Committee negotiated compensation with our Chief Executive Officer, and our Chief Executive Officer consulted with our Board of Directors regarding the compensation of our other named executive officers.

  Role of the Independent Compensation Consultant

        The Compensation Committee may retain, at the expense of the Company, independent counsel or other consultants necessary to assist in fulfillment of its responsibilities and the exercise of its authority under this Charter, including, without limitation, with respect to the preparation of this Compensation Discussion and Analysis for the Company's filings with the SEC. If a consulting firm is to be retained to assist in the evaluation of director, Chief Executive Officer or senior executive compensation, the Compensation Committee shall have sole authority to retain and terminate the consulting firm, including sole authority to approve the firm's fees and other retention terms.

        In 2009, our Compensation Committee retained PM&P as an independent compensation consultant to assist it in benchmarking our executive compensation decisions and practices against the group of publicly-traded peer companies listed below. The market study was updated in the fall of 2010 for the purpose of assisting the Compensation Committee with establishing salaries, target bonus and target long-term incentive opportunities for officers in 2011. In 2012, PM&P re-evaluated the group of peer companies, and determined the group listed below provides an adequate basis to evaluate comparative positions. Generally, salaries and initial stock grants for our executive officers have been negotiated at the time of hire, taking into account the salaries and equity awards made to similarly situated executives at the companies in our peer group, as well as the executive's experience in the position and in the industry generally. Thereafter, salaries are subject to an annual review process, and the adequacy of equity awards are reviewed annually.

        At the time the market analysis was last updated in the fall of 2012, the companies in our peer group included the following 15 publicly traded companies in the medical products and services sector, with revenue between $70 million and $400 million (with most between $90 million and $240 million), classification by Standard and Poor's ("S&P") as Health Care Equipment, Health Care Services or Life Sciences Tools & Services, equity market capitalization between $100 million and $1 billion (with most between $300 million and $500 million), to the extent possible, company considered part of the "cardio" sector of the Med Tech industry:

  •
  Affymetrix, Inc.

  •
  Natus Medical, Inc.

  •
  Angiodynamics, Inc.

  •
  Exactech, Inc.

  •
  Abiomed, Inc.

  •
  Quidel Corp.

  •
  Spectranetics Corp.

  •
  Cryolife, Inc.

  •
  Solta Medical, Inc.

  •
  Epocrates, Inc.

  •
  Vascular Solutions, Inc.

  •
  Bioclinica, Inc.

  •
  Cardiovascular Systems, Inc.

  •
  Palomar Med Technologies, Inc.

  •
  Atricure, Inc.

        To achieve its objectives for our executive compensation program, the Compensation Committee evaluates our executive compensation program with the goal of setting compensation at levels the Compensation Committee believes are competitive with those of other similarly situated companies that compete with us for executive talent and has periodically engaged PM&P to provide additional assurance that the Company's executive compensation programs are reasonable and consistent with its objectives. PM&P reports directly to the Compensation Committee, periodically participates in committee meetings, and advises the Compensation Committee with respect to compensation trends and best practices, plan design, and the reasonableness of individual compensation awards. Although the Compensation Committee reviews the compensation practices of our peer companies as described above, the Compensation Committee does not adhere to strict formulas or survey data to determine the mix of compensation elements. Instead, as described below, the Compensation Committee considers various factors in exercising its discretion to determine compensation, including the experience, responsibilities and performance of each of our executive officers, as well as the company's overall financial performance. This flexibility is particularly important in designing compensation arrangements to attract and retain executives in the period of uncertainty that the company is currently facing.

  Elements of Executive Compensation

        The compensation program for our executive officers has consisted principally of base salary, short-term cash incentives and long-term incentives in the form of equity grants.

  Base Salary

        Generally, base salaries for our executives were established based on the scope of their responsibilities and individual experience, taking into account our informal understanding of competitive market compensation paid by other companies for similar positions within our industry. Base salaries are typically reviewed annually taking into account individual responsibilities, performance and achievement. Increases may be determined based upon specific performance related objectives or goals, as well as an overall evaluation of performance. Guidelines for annual merit increases are determined based upon achievement of company objectives for the year, as well as economic, industry and market factors.

        We believe, based on our recruiting efforts and general experience in our industry, that the base salary levels of our named executive officers are commensurate with the general salary levels for similar positions in medical device and services companies of similar size and stage of development and operations. In 2012 our Compensation Committee did not adjust the salaries for our named executive officers. The salaries in effect for 2012 and 2013 are set forth below.

Name	2012 and 2013 Base Salary
Joseph H. Capper	$535,000
Heather C. Getz, CPA	$322,000	*
Anna McNamara, RN	$321,360
Daniel Wisniewski	$320,000
Michael Geldart	$320,000

*
Ms. Getz's salary was increased from $298,000 for 2013 to be within the 50th percentile of peer group Chief Financial Officers.

        In February 2013, our Compensation Committee met to review performance for 2012 and, at Mr. Capper's recommendation, decided not to award any salary increases for our named executive officers for 2013, with the exception of Ms. Getz. Our Compensation Committee considered a number of factors in reaching its decision not to approve base salary increases for 2013, including financial and overall corporate and individual performance during 2012.

  Short-term Incentive Program

        We maintain our Management Incentive Plan ("MIP") to reward executives with annual cash bonuses for achievement of certain corporate performance objectives and individual objectives. The MIP operates on a calendar year schedule.

        While all employees of the Company are eligible to participate in the MIP, our Compensation Committee has the authority to designate which employees will participate in the MIP in any given year. Unless specifically excepted, an employee must be employed by us by October 1st of any given year to be eligible to participate in the MIP for the calendar year. In addition, unless specifically excepted, an eligible employee must be actively employed by us on the date bonuses are paid under the MIP to receive a payment. In general, bonuses under the MIP are paid out within the first two and one-half months following year-end.

        On an annual basis, our Compensation Committee selects the individual and corporate performance goals for the upcoming year and determines how the achievement of those goals will be measured and the amount of the bonuses determined. Each participant in the MIP is assigned a specific target award, based on his or her role and competitive market practice. The target award reflects the award to be paid for meeting predefined corporate and individual performance goals. Target awards are defined as a percentage of base salary. For 2012, the Compensation Committee determined that actual awards under the MIP could range from 0% to 200% of target, depending on performance. Within the formula under the MIP, our Compensation Committee has the discretion to take into account circumstances that may have affected performance as to any particular participant.

        For 2012, our Compensation Committee determined that the corporate performance measures were volume, revenue, EBITDA, as well as team objectives and established minimum and maximum goals. Our Compensation Committee determined that the above criteria was an appropriate corporate performance objective because it is linked to top line growth and the creation of stockholder value.

        For our named executive officers, the individual target bonuses approved by our Compensation Committee, expressed as a percentage of each person's base salary, were as follows:

Joseph H. Capper	100%
Heather C. Getz, CPA	60%
Other Named Executive Officers	50%

        In February 2013, our Compensation Committee evaluated the level of achievement of the financial goal, cost reduction goal, and the individual performance objectives relating to operational commitments relative to the executive officer's position (taking into account the weighting described above together with Mr. Capper's recommendations), and approved funding at 50% of target, with actual Named Executive Officer bonuses varying from that level based on individual performance evaluation performed by the Company's Chief Executive Officer for each Named Executive Officer. In making its decision to pay bonuses at these levels, our Compensation Committee balanced the management team's achievement of certain pre-established incentive plan goals with the overall performance of the Company. With respect to individual objectives, our Compensation Committee considered management's successes in acquiring ECG Scanning and CardioCORE. The Committee also considered the level of contribution made by each named executive officer with respect to the achievement of these goals based on the scope of their responsibilities with the Company, taking into account recommendations from Mr. Capper.

Joseph H. Capper	$267,500
Heather C. Getz, CPA	$107,316
Daniel Wisniewski	$72,000
Anna McNamara, RN	$80,340
Michael Geldart	$60,667	*

*
Reflects prorated bonus.

        For 2013, our Compensation Committee has determined that the goals under the MIP will be as follows and will be weighted as noted:

% of Payout	Goal
30%	Revenue
30%	EBITDA
40%	Team Objectives

        Our Compensation Committee determined that these goals are appropriate in order to continue to advance the Company's overall strategic objectives and to enhance stockholder value. The target bonus opportunity set for the named executive officers for 2013 under the MIP are as follows, and remain unchanged from the 2012 target bonus opportunities:

Joseph H. Capper	100%
Heather C. Getz, CPA	60%
Other Named Executive Officers	50%

  Long-term Incentive Programs

  Equity Compensation Plans

        Prior to our initial public offering, we granted equity awards primarily through our 2003 Equity Incentive Plan (the "2003 Plan"), which was adopted by our Board of Directors and stockholders to permit the grant of stock options, stock bonuses, and restricted stock to our officers, directors, employees and consultants. In the absence of a public trading market for our common stock prior to the closing of our initial public offering, our Board of Directors and Compensation Committee determined the fair market value of our common stock in good faith, based upon consideration of a number of relevant factors, including the status of our development efforts, financial status and market conditions. In addition, we secured an outside valuation from an independent valuation firm in order to set fair market value of our common stock.

        In connection with our initial public offering in 2008, our Board of Directors adopted new equity compensation plans. Specifically, our Board of Directors adopted the 2008 Equity Incentive Plan (the "2008 EIP"), the Director Plan (as described in more detail below under "Non-Employee Director Compensation") and the 2008 Employee Stock Purchase Plan (the "ESPP"). Each of the new plans became effective on March 18, 2008, upon the effectiveness of our initial public offering. The 2008 EIP replaced the 2003 Plan immediately following our initial public offering and affords our Compensation Committee much greater flexibility in making a wide variety of equity awards. The ESPP is available to all executive officers on the same basis as our other employees.

        Our 2008 EIP authorizes us to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock awards, performance cash awards and other stock awards. To date, we have granted only stock options and restricted stock units under the 2008 EIP. All stock options granted to our employees and directors were granted with an exercise price that was no less than the fair market value of a share of our common stock on the date such options were granted. Prior to January 2009, all option grants typically vested over four years, with one quarter of the shares subject to the stock option vesting on the one year anniversary of the vesting commencement date, and the remaining shares vesting in equal monthly installments thereafter over three years. Beginning in January 2009, the Compensation Committee determined to modify the vesting schedule for new grants so that, as a general matter, grants would vest in 25% increments over a four year period beginning with the first anniversary of the date of grant. Our Compensation Committee determined that this vesting schedule better achieved the goal of our Compensation Committee to encourage retention and dedication to the success of the Company over a longer time horizon (since they vest only at the end of each anniversary year, and not monthly). All options have a ten year term (unless terminated earlier due to termination of service with the Company). Additional information regarding accelerated vesting upon or following a change in control is discussed below under "Potential Payments Upon Termination Or Change In Control."

Long Term Incentive Plan

        In October 2008 our Board of Directors adopted a Long Term Incentive Plan ("LTIP") to reward executives with stock option and restricted stock equity grants under our 2008 EIP, based on achievement of pre-established company performance objectives. The LTIP is effective for the issuance of grants based performance evaluations. The objectives of the LTIP are to drive growth in stockholder value, reward key employees for demonstrated value creation, provide a retention incentive for key employees, build equity ownership among the executive team, and focus executive on multi-year operating performance. In May 2010, the Board of Directors modified the vesting schedule for grants issued under the LTIP providing that all future grants will vest at the rate of 25% on December 31st following the grant date and on each of the first, second and third anniversaries thereafter. We believe that by providing our executives the opportunity to increase their ownership of our stock, the best interests of stockholders and executives will be more aligned and we will encourage long-term performance. Stock awards enable our executive officers to participate in any increase in stockholder value and personally participate in the risks of business setbacks. It is our belief that long-term incentives motivate and reward successful long-term value creation and the achievement of financial goals for the Company and our stockholders, as well as retain top executive talent.

        At the beginning of the next calendar year, awards will be granted following the determination of the corporate financial performance in each year. The target dollar values will be adjusted by up to 40% above or below the target dollar value stated above in the event that corporate performance exceeds or does not meet the target earnings per share goal. One-half of this adjusted dollar value will be converted into a stock option award (based on the Black-Scholes value of the option at the time of grant). The stock option will have a 10-year term and vest 25% per year commencing on December 31st after the date of the grant, and the three anniversaries of the commencement date thereafter. One-half of the adjusted dollar value will be converted into a restricted stock unit award (based on the closing stock price on the date of grant). The restricted stock unit award will vest in full on the third anniversary of the date of grant.

        In 2012, our Compensation Committee awarded a 100% of target equity payout to executives under the LTIP Plan based on 2011 results, and in 2013 our Compensation Committee awarded at 60% of target equity payout to executives under the LTIP Plan based on 2012 results. In addition, the Board of Directors approved a discretionary grant of 50,000 shares of common stock to Mr. Capper under the

Company's EIP plan. The Board awarded this grant in recognition of his leadership effort during 2012. Such grant will be subject to the above term and vesting schedule.

        For our named executive officers, the individual target dollar values approved by our Compensation Committee for 2013 (which remain in effect for each year, unless modified by the Committee), expressed as a percentage of each person's base salary, were as follows:

Joseph H. Capper	200% of base salary
Heather C. Getz	75% of base salary
All Other Named Executive Officers	50% of base salary

        All executive officers and other employees selected by our Compensation Committee are eligible to receive awards under the LTIP. The LTIP provides for annual grants of restricted stock units and stock options under the 2008 EIP based on the achievement of a corporate goal based on adjusted earnings per share, as determined annually by our Compensation Committee. If corporate financial performance meets the specified earnings per share goal, the participants in the LTIP will receive awards based on each individual's target dollar value, which is determined by our Compensation Committee. For our named executive officers, the individual target dollar values approved by our Compensation Committee for 2013, expressed as a percentage of each person's base salary, are as follows:

Joseph H. Capper	200% of base salary
Heather C. Getz, CPA	75% of base salary
Other Named Executive Officers	50% of base salary

Employment Agreements

  Capper Agreement

        On June 15, 2010, we entered into an employment agreement with Joseph H. Capper, which provides that he will serve as the President and Chief Executive Officer of the Company. The agreement was effective on June 15, 2010 and continues until terminated in accordance with its terms.

        Pursuant to the terms of the Employment Agreement, Mr. Capper is entitled to a minimum base salary of $515,000. Mr. Capper also received a bonus payment of $150,000 in consideration of the incentive and equity compensation Mr. Capper forfeited from his prior employer. Beginning with the 2010 calendar year, Mr. Capper was eligible to participate in the MIP and LTIP in accordance with the terms of those plans. Mr. Capper's target annual bonus opportunity under the MIP is 100% of his base salary and Mr. Capper's target dollar value for purposes of the LTIP is 200% of base salary.

        Contemporaneously with his entry into the Employment Agreement, Mr. Capper received a restricted stock unit award with respect to 60,000 shares of CardioNet Common Stock and a stock option to purchase 500,000 shares CardioNet Common Stock.

        The Employment Agreement provides that in the event the Company terminates Mr. Capper without "cause" or Mr. Capper resigns for "good reason" (each as defined in the Employment Agreement), it will pay to Mr. Capper severance benefits that consist of the following (i) base salary and accrued and unused vacation earned through the date of his termination, and (ii) an amount equal to two times his base salary at the rate in effect at the time of termination plus two times his on-target annual performance incentive bonus in effect for the year of termination, such amount to be paid in 24 monthly installments. Mr. Capper will also be eligible for continued participation in the Company's medical, dental and vision plans for a period of up to 24 months. Mr. Capper's receipt of the amount described in clause (ii) above and the continued participation in the Company's medical, dental and vision plans are contingent upon his execution and non-revocation of a release of claims in the form attached to the Employment Agreement.

        Mr. Capper's employment with the Company is at will and may be terminated by the Company at any time and for any reason, or for no reason. Upon any termination by the Company, Mr. Capper agrees to resign all positions, including as an officer and, if applicable, as a director or member of the Board of Directors or any committee thereof. See the description under "Severance and Change in Control Benefits" and "Potential Payments Upon Termination or Change in Control" below for further information regarding severance benefits under Mr. Capper's employment agreement.

        As a condition of Mr. Capper's employment as our President and Chief Executive Officer, he executed and must abide by our Proprietary Information and Inventions Agreement. Under the employment agreement, Mr. Capper will be subject to non-competition restrictions for the term of his employment and during any period thereafter in which he is receiving severance benefits.

  Getz, Wisniewski, McNamara and Geldart Agreements

        The agreements provide severance and change in control benefits upon termination of the executives' termination of employment by us without cause or by the executives for good reason. See the description under "Severance and Change in Control Benefits" and "Potential Payments Upon Termination or Change in Control" below for further information regarding severance benefits under the employment agreements.

        As a condition of their employment with us, each executive must execute and abide by our Proprietary Information and Inventions Agreement. Under the employment agreements, each executive will be subject to non-competition restrictions for the term of his employment and during any period thereafter in which he is receiving severance benefits.

        Messrs. Wisniewski and Geldart and Ms. Getz and Ms. McNamara's employment with us is at will and may be terminated by us at any time and for any reason, or for no reason. Upon any termination by us, each executive agrees to resign all positions, including as an officer and, if applicable, as a director or member of the board or any committee thereof.

  Severance and Change in Control Benefits

        The employment agreements for each of our named executive officers provide for payments in the event that the executive is terminated by us without cause or by the executive for good reason, in each case, without regard to whether the termination occurs in the context of a change in control. With the exception of Mr. Capper, if the executive's employment is terminated by us without cause or by the executive for good reason in connection with a change in control, all of the executive's equity awards will immediately accelerate and become fully vested. All of Mr. Capper's equity awards will immediately accelerate and become fully vested upon a change in control without regard to a termination of employment (unless he is terminated for cause). Payments and benefits to Messrs. Capper, Wisniewski and Geldart and Ms. Getz and Ms. McNamara will be modified to avoid any excise tax under Section 409A of the Internal Revenue Code to the extent the modification would result in a greater net after-tax benefit to the executive. We believe these severance and change in control benefits are an essential element of our overall executive compensation package. The severance and change in control benefits were also determined through comparison to companies in our peer group.

        See "Potential Payments Upon Termination Or Change In Control" below for further information regarding the payments and benefits under the employment agreements.

  Other Compensation

        In addition, consistent with our compensation philosophy, we intend to continue to maintain broad based retirement and welfare employee benefit programs for all of our employees, in which our named executive officers are also eligible to participate. However, our Compensation Committee, in its discretion, may in the future revise, amend or add to the benefits of any executive officer if it deems it advisable. In October 2009, effective January 1, 2010, our Compensation Committee approved a matching contribution under our 401(k) retirement plan of 100% on the first 3% of compensation deferred under the plan and 50% on the next 2% of compensation deferred under the plan (up to the applicable statutory limits under the Internal Revenue Code). In October of 2011, as part of the company's previously announced cost cutting initiative, the compensation committee suspended the 401(k) match, effective January 1, 2012.

        During 2012, we reimbursed Mr. Geldart and Ms. McNamara for the cost of certain living, commuting and relocation expenses. For Mr. Geldart, the Company made a tax gross up payment for the taxes they paid on the reimbursement of relocation expenses. With respect to Ms. McNamara, the Company made a tax gross up payment for the taxes she paid on the reimbursement of living expenses. We agreed to provide these benefits to these individuals because we view them as an integral part of our management team and essential in pursuing our strategic plans. Mr. Geldart's relocation reimbursement was a condition to his employment with the company, as he was required to relocate to Pennsylvania. Mr. Geldart's expense reimbursement relating to relocation is prescribed in his Employment Agreement with the Company. The Company is not contractually obligated to pay Mr. Geldart or Ms. McNamara for the cost of living and commuting expenses. Our Compensation Committee continually evaluates the compensation arrangements in place for our named executive officers and may determine to continue or eliminate these benefits, at its discretion. With respect to Mr. Geldart benefits were provided on a temporary basis to provide him adequate time to relocate to a permanent residency near our headquarters

  Stock Ownership requirements

        The Board has determined that, based on the changes to the Non-Employee Director Compensation program (as more fully described below), no stock ownership requirement is necessary for its Board members and executive officers.

  Stock Option Pricing and Timing

        Our Compensation Committee has no formal policy on the timing of stock option or restricted stock unit grants. Historically, our Compensation Committee makes such grants in the first quarter of each calendar year. The exercise price is the closing price of the underlying CardioNet Common Stock on the grant date. If an executive officer of CardioNet is hired after the time the Company usually makes grants, management may recommend to our Compensation Committee that the officer receive equity compensation. Other than the Director Plan described in more detail under "Non-Employee Director Compensation" below (which has been frozen for future grants), we do not have any program, plan or obligation that requires us to grant equity compensation to executive officers on specified dates and we have not made equity grants in connection with the release or withholding of material non-public information. Authority to make equity grants to executive officers rests with our Compensation Committee (except with respect to grants made to our Chief Executive Officer, which must be approved by our Board of Directors), based on recommendations from our Compensation Committee, although our Compensation Committee does consider the recommendations of our Chief Executive Officer for executive officers other than himself.

  Deductibility of Compensation under Section 162(m)

        Section 162(m) of the Internal Revenue Code limits our deduction for federal income tax purposes to not more than $1 million of compensation paid to certain executive officers in a calendar year. Compensation above $1 million may be deducted if it is "performance-based compensation." The Compensation Committee has not yet established a policy for determining which forms of incentive compensation awarded to our executive officers will be designed to qualify as "performance-based compensation." To maintain flexibility in compensating our executive officers in a manner designed to promote our objectives, our Compensation Committee has not adopted a policy that requires all compensation to be deductible. However, our Compensation Committee intends to evaluate the effects of the compensation limits of Section 162(m) on any compensation it proposes to grant, and our Compensation Committee intends to provide future compensation in a manner consistent with our best interests and those of our stockholders. Shareholder approval of the Company's 2008 Equity Incentive Plan would ensure continued ability to qualify equity-based compensation under 162(m), as deemed appropriate by our Compensation Committee.

Risk Assessment of the Compensation Programs

        The Compensation Committee considers potential risks when reviewing and approving compensation programs. We have designed our compensation programs, including our incentive compensation plans, with specific features to address potential risks while rewarding employees for achieving long-term financial and strategic objectives through prudent business judgment and appropriate risk taking. The following elements have been incorporated in our programs available for our executive officers:

  •
  A Balanced Mix of Compensation Components—The target compensation mix for our executive officers is composed of salary, annual cash incentives and long-term equity incentives, representing a mix that is not overly weighted toward short-term cash incentives.

  •
  Multiple Performance Factors—Our incentive compensation plans use both company-wide metrics and individual performance, which encourage focus on the achievement of objectives for the overall benefit of the company.

  •
  The annual cash incentive is dependent on multiple performance metrics including volume, revenue as well as individual goals related to specific strategic or operational objectives.

  •
  The long-term incentives are equity-based and awarded if certain earnings per share goals are met. These incentives have a minimum of 3 year vesting to complement our annual cash based incentives.

  •
  Capped Incentive Awards—Annual incentive awards capped at 200% of target.

        Additionally, the Compensation Committee considered an assessment of compensation-related risks for all of our employees. Based on this assessment, the Committee concluded that our compensation programs do not create risks that are reasonably likely to have a material adverse effect on CardioNet. In making this evaluation, the Committee reviewed the key design elements of our compensation programs in relation to industry norms as well as the means by which any potential risks may be mitigated, such as through our internal controls and oversight by management and the Board of Directors.

Compensation Committee Report

        The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis ("CD&A") contained in this proxy statement. Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the CD&A be included in this proxy statement and in our Form 10-K for the year ended December 31, 2012.

Ronald A. Ahrens, Chair
Rebecca W. Rimel
Eric N. Prystowsky, M.D.

Non-Employee Director Compensation

        In July 2007, our Board of Directors adopted a compensation program for our non-employee directors, or the "Non-Employee Director Compensation Policy." The Non-Employee Director Compensation Policy became effective in March 2008 and was amended in August 2008. In January 2012, in light of the appointment of an independent Chairman of the Board, the Board of Directors revised the Non-Employee Director Compensation Policy to remove the lead director role and related compensation, and added an annual cash retainer of $100,000 for the non-executive Chairman of the Board role.

        Prior to 2009, our non-employee directors received initial and annual, automatic, non-discretionary grants of nonqualified stock options to purchase 5,000 shares of CardioNet Common Stock under the terms and provisions of our director compensation plan (the "Director Plan"), which became effective in March 2008. Each of these grants vested in 12 equal monthly installments following the date of the grant. In connection with the adoption of the Compensation Program for Non-Employee Directors (as defined below), which became effective as of the date of the 2009 Annual Meeting and supersedes and replaces all prior non-employee director compensation programs, the Director Plan was frozen and no further grants will be made under that plan, unless our Board of Directors determines to unfreeze the Director Plan in the future.

        In addition to the foregoing, each non-employee director that joined our Board of Directors prior to the closing of our initial public offering was automatically granted a non-statutory stock option to purchase 15,000 shares of CardioNet Common Stock under our 2003 Plan with an exercise price equal to the then fair market value of CardioNet Common Stock and each non-employee director assuming the role of a chairperson of the Audit, Compensation or Nominating and Corporate Governance Committees during such period was automatically granted an additional non-statutory option to purchase 7,500 shares of CardioNet Common Stock under our 2003 Plan with an exercise price equal to the then fair market value of CardioNet Common Stock on the date of grant. Each of these grants vest over a three year period, 33 1/3% of which will vest upon the first anniversary of the date of grant and the remainder will vest in a series of 24 successive equal monthly installments thereafter. All stock options granted have a maximum term of ten years and will vest in full upon the closing of a change in control transaction.

        In May 2010, our Board of Directors adopted a revised compensation program for our non-employee directors, or the "Compensation Program for Non-Employee Directors." Pursuant to the Compensation Program for Non-Employee Directors, each non-employee director receives:

          Initial Restricted Stock Unit Award:     Upon his or her first election or appointment as a member of our Board of Directors, a non-employee director will receive a restricted stock unit award under the 2008 EIP representing the right to receive that number of shares of CardioNet Common Stock determined by dividing $80,000 by the fair market value of a share of CardioNet Common Stock on the award date. The restricted stock units will vest in four successive quarters following the award date and will be distributed in the form of common stock on the earliest to occur of the non-employee director's death, disability, separation from service or a change in the ownership or effective control of the Company within the meaning of such term under Section 409A of the Internal Revenue Code.

          Annual Retainer:     At the individual's election, each non-employee director will receive either a cash award of $50,000 (paid in quarterly installments over the calendar year) or a restricted stock unit award equal to 100% of the amount of the retainer that the director elects to have converted divided by the fair market value of the CardioNet Common Stock on the award date. The restricted stock unit will be awarded under the 2008 EIP as of the date of the annual meeting of the Company's stockholders and will vest in four successive quarters following the award date and will be distributed in the form of common stock on the earliest to occur of the non-employee director's death, disability, separation from service or a change in the ownership or effective control of the Company within the meaning of such term under Section 409A of the Internal Revenue Code.

          Annual Restricted Stock Unit Award:    Each non-employee director will receive a restricted stock unit award under the 2008 EIP as of the date of the annual meeting of the Company's stockholders. The number of shares will be determined by dividing $80,000 by the fair market value of the stock on the award date. The restricted stock units will vest in four successive quarters following the award date and will be distributed in the form of common stock on the earliest to occur of the non-employee director's death, disability, separation from service or a change in the ownership or effective control of the Company within the meaning of such term under Section 409A of the Internal Revenue Code.

          Independent Chairman Retainer:    A non-employee director serving in the role as Chairman of the Board may elect to receive either a cash award of $100,000 (the "Chairman Retainer") (paid in 4 quarterly installments over the calendar year as of the last day of each calendar quarter beginning with the first calendar quarter following the date of the 2013 annual meeting) or a restricted stock unit award equal to 100% of the amount of the Chairman Retainer the Chairman elects to have converted into a restricted stock unit award divided by the fair market value of common stock as of the date the restricted stock units are granted. Any fractional share will be rounded up to the next whole share of common stock. The restricted stock units will vest proportionally over the four successive quarters following the award date. In the event of the occurrence of the non-employee director's death, "disability" (within the meaning of such term under Code Section 409A(a)(2)(C)), "separation from service" (within the meaning of such term under Code Section 409A(a)(2)(A)(i)) or a 409A change in control event prior to the full vesting date, all outstanding restricted stock units shall be fully vested. Notwithstanding any other provision to the contrary, the vested restricted stock units will not be distributed in the form of common stock until the earliest to occur of the lead director's death, "disability (within the meaning of such term under Code Section 409A(a)(2)(C)), "separation from service" (within the meaning of such term under Code Section 409A(a)(2)(A)(i)) or a 409A change in control.

          Committee Chairperson Retainer:     In addition to the above, non-employee directors serving as chairpersons of the Audit, Compensation or Nominating and Corporate Governance Committees will receive additional annual cash compensation as follows:

      Audit Committee Chair: $15,000
      Compensation Committee Chair: $10,000
      Nominating and Corporate Governance Committee Chair: $10,000

          Committee Member Retainer:    Non-employee directors serving as a committee member will receive additional cash compensation as follows:

      Audit Committee Member: $7,500
      Compensation Committee Member: $5,000
      Nominating and Corporate Governance Committee Member: $5,000

        In January 2012, in light of the appointment of an independent Chairman of the Board of Directors, the Board eliminated the lead director role and added an annual cash award of $100,000 for the Chairman of the Board.

        As Chairman of the Board, Mr. Gorman will receive the annual non-employee director restricted stock unit award described above, and a cash award of $100,000 (paid in 4 quarterly installments over the calendar year as of the last day of each calendar quarter beginning with the first calendar quarter following the inception of his service as Chairman in October, 2011) or a restricted stock unit award equal to 100% of the amount of the cash award Mr. Gorman elects to have converted into a restricted stock unit award divided by the fair market value of common stock as of the date the restricted stock units are granted.

        In addition to the foregoing, we have reimbursed and will continue to reimburse our non-employee directors for their travel, lodging and other reasonable expenses incurred in attending meetings of our Board of Directors and committees of our Board of Directors.

        The following table sets forth information concerning the compensation that we paid or awarded during the year ended December 31, 2012 to each of our non-employee directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Kirk E. Gorman	56,875	133,756	—	—	190,631
Rebecca W. Rimel	55,000	80,002	—	—	135,002
Eric N. Prystowsky, M.D.	60,000	80,002	—	—	140,002
Ronald A. Ahrens	—	145,007	—	—	145,007
Robert J. Rubin, M.D.	25,625	113,757	—	—	139,382
Anthony J. Conti	32,500	160,004			192,504

Summary Compensation Table

        The following table provides information regarding the compensation earned during the years ended December 31, 2010, 2011 and 2012 by each person serving in 2012 as a principal executive officer, principal financial and accounting officer or other executive officer, who we collectively refer to herein our "named executive officers."

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	All other compensation ($)	Total ($)
Joseph H. Capper	2012	535,000		534,999	519,290	267,500	—	1,856,789
President and Chief	2011	531,154	—	154,502	155,889	267,500	112,811	1,221,856
Executive Officer	2010	265,423	—	393,600	2,014,635	137,500	245,891	3,057,049
Heather C. Getz	2012	298,100		111,787	108,504	107,316	—	625,707
Senior Vice President,	2011	292,888	—	60,976	104,639	89,430	—	547,934
Chief Financial Officer	2010	244,058	—	99,548	77,814	93,495	—	514,915
Anna McNamara(2)	2012	321,360		80,340	77,980	80,340	58,506	618,526
Senior Vice President,	2011	319,560	—	46,798	90,337	80,340	58,041	595,076
Clinical Operations	2010	307,846	—	44,996	38,537	89,700	61,213	542,292
Michael Geldart(3)	2012	166,154		43,200	124,030	60,667	184,200	578,251
Senior Vice President,	2011	—	—	—	—	—	—	—
Corporate Strategy and	2010	—	—	—	—	—	—	—
Business Development
Daniel Wisniewski	2012	320,000		79,999	77,650	72,000	—	549,649
Senior Vice President,	2011	320,000	—	—	—	80,000	—	400,000
Operations	2010	12,308	—	84,800	257,624	—	156,063	510,795

(1)
The amounts reported represent the aggregate grant date fair value of the awards calculated in accordance with FASB ASC 718, as describe in Note 13 of the Company's consolidated financial statements for the year-ended December 31, 2012 included in the Annual Report on form 10-K as filed with the Securities and Exchange Commission on February 22, 2013.

(2)
Ms. McNamara joined CardioNet in 2002 and currently serves as our Senior Vice President, Clinical Operations. All other compensation for 2012 includes $42,165 for certain living and commuting expenses and a tax gross up payment of $16,341 for the taxes applicable to the reimbursement of these expenses.

(3)
Mr. Geldart was appointed our Senior Vice President, Corporate Strategy and Business Development in 2012. All other compensation for 2012 includes $84,200 in consulting fees prior to his appointment with CardioNet, $30,000 sign on bonus, $37,362 for relocation expenses and a tax gross up payment of $70,000 for the taxes applicable to the reimbursement of these expense relocation expense.

Grants of Plan-Based Awards

        All stock options granted to our named executive officers are incentive stock options, to the extent permissible under the Internal Revenue Code. The exercise price per share of each stock option granted to our named executive officers was equal to the fair market value of CardioNet Common Stock as determined in good faith by our Board of Directors on the date of the grant. All stock options were granted under our 2008 plan.

									All Other Option Awards Number of Securities Underlying Options (#)(2)
								All Other Stock Awards Number of Shares of Stock or Units (#)(1)				Grant Date Fair Value of Stock and Option Awards ($)(5)
		Estimated Potential Payouts Under Non-Equity Incentive Plan Awards			Estimated Potential Payouts Under Equity Incentive Plan Awards						Exercise or Base Price of Option Awards ($/Sh)(4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Joseph H. Capper	2/21/2012	—	535,000	1,070,000	642,000	1,070,000	1,498,000	—	35,714		2.8	59,208
	2/21/2012	—	—	—	—	—	—	191,071	—		—	534,999
	2/21/2012	—	—	—	—	—	—	—	277,518		2.8	460,082
Heather C. Getz	2/21/2012	—	322,000	241,500	144,900	241,500	338,100	39,924	—		—	111,787
	2/21/2012	—	—	—	—	—	—	—	13,463		2.8	22,320
	2/21/2012	—	—	—	—	—	—	—	51,986		2.8	86,185
Anna McNamara	2/21/2012	—	321,360	160,680	96,408	160,680	224,952	—	35,361		2.8	58,623
	2/21/2012	—	—	—	—	—	—	—	11,676		2.8	19,357
	2/21/2012	—	—	—	—	—	—	28,693	—		—	80,340
Daniel M. Wisniewski	2/21/2012	—	320,000	160,000	96,000	160,000	224,000	28,571	—		—	79,999
	2/21/2012	—	—	—	—	—	—	—	35,124		2.8	58,230
	2/21/2012	—	—	—	—	—	—	—	11,714		2.8	19,420
Michael Geldart	6/11/2012	—	320,000	160,000	96,000	160,000	224,000	—	100,000	(3)	2.16	124,030
	6/11/2012	—	—	—	—	—	—	20,000	—		—	43,200

(1)
Represents restricted stock units (the "RSU's"). RSU's will vest in full on the third anniversary of the grant date, subject to accelerated vesting upon certain terminations of employment following certain corporate transactions involving the Issuer. The shares of common stock underlying the RSU's will be issued when the RSU's vest.

(2)
The options will vest at the rate of 25% on December 31st following the grant date and on each of the first, second and third anniversaries thereafter.

(3)
The options will vest in four equal annual installments commencing on the first anniversary of the date of grant and expire if not exercised within ten years from the date of grant.

(4)
Represents the fair market value of CardioNet Common Stock as determined in good faith by our Board of Directors on the date of the grant.

(5)
The amounts reported represent the aggregate grant date fair value of the awards calculated in accordance with FASB ASC 718.

Outstanding Equity Awards at December 31, 2012

        The following table sets forth certain information regarding outstanding equity awards granted to our named executive officers for 2012 that remain outstanding as of December 31, 2012.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Joseph H. Capper	250,000	(3)	250,000		6.56	6/15/2020	—	—
	27,166	(4)	27,119		4.67	3/4/2021	—	—
	78,308	(4)	199,210		2.8	2/21/2022	—	—
	—		—		—	—	60,000	136,800
	—		—		—	—	33,084	75,432
	—		—		—	—	191,071	435,642
	—		35,714		2.8	2/21/2022	—	—
Heather C. Getz	22,932	(5)	—		17.44	5/11/2019	—	—
	17,068	(5)	—		17.44	5/11/2019	—	—
	7,500	(3)	2,500		6.95	8/12/2019	—	—
	5,000	(3)	5,000		6.43	1/22/2020	—	—
	4,176	(4)	1,394		8.79	5/10/2020	—	—
	3,750	(3)	11,250		4.67	3/4/2021	—	—
	10,702	(4)	10,703		4.67	3/4/2021	—	—
	16,362	(4)	49,087		2.8	2/21/2022	—	—
	—		—		—	—	10,000	22,800
	—		—		—	—	39,924	91,027
	—		—		—	—	13,057	29,770
	—		—		—	—	4,010	9,143
Anna McNamara	7,500	(3)	2,500		6.95	8/12/2019	—	—
	5,331	(4)	1,779		8.79	5/10/2020	—	—
	8,214	(4)	8,215		4.67	3/4/2021	—	—
	3,750	(3)	11,250		4.67	3/4/2021	—	—
	11,759	(4)	35,278		2.8	2/21/2022	—	—
	—		—		—	—	5,119	11,671
	—		—		—	—	28,693	65,420
							10,021	22,848
Daniel Wisniewski	50,000	(3)	50,000		4.24	12/6/2020	—	—
	11,709	(4)	35,129		2.8	2/21/2022	—	—
	—		—		—	—	20,000	45,600
							28,571	65,142
Michael Geldart	—		100,000	(3)	2.16	6/11/2022	—	—
	—		—		—	—	20,000	45,600

(1)
Unless otherwise noted herein, the RSU's will vest in full on the third anniversary of the grant date, subject to accelerated vesting upon certain terminations of employment following certain corporate transactions involving the Company. The shares of common stock underlying the RSU's will be issued when the RSU's vest.

(2)
Value based on the closing stock price of a share of CardioNet Common Stock on December 31, 2012 ($2.28).

(3)
The options will vest in four equal annual installments commencing on the first anniversary of the date of the grant and expire if not exercised within ten years from the date of the grant.

(4)
The shares will vest at the rate of 25% on December 31 and on each of the first, second and third anniversaries of the Vesting Commencement Date.

(5)
These options were fully vested in December, 2009.

Option Exercises and Stock Vested

	Option Awards		Stock Awards(1)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Joseph H. Capper	—	—	—	—
Heather C. Getz	—	—	10,000	24,200
Anna McNamara	—	—	27,788	72,543
Daniel Wisniewski	—	—	—	—
Michael Geldart	—	—	—	—

(1)
The value realized on exercise of stock option awards is the difference between the stock price on the date of exercise and the exercise price of the options.

Option Re-pricings

        We did not engage in any re-pricings of any of our named executive officers' outstanding equity awards during the year ended December 31, 2012.

Pension Benefits

        None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us. Our Compensation Committee may elect to adopt qualified or non-qualified benefit plans in the future if it determines that doing so is in our best interests.

Nonqualified Deferred Compensation

        None of our named executive officers participate in or have account balances in nonqualified defined contribution plans or other nonqualified deferred compensation plans maintained by us. Our Compensation Committee may elect to provide our officers and other employees with non-qualified defined contribution or other nonqualified deferred compensation benefits in the future if it determines that doing so is in our best interests.

Potential Payments Upon Termination Or Change In Control

        In this section, we describe payments that may be made to our named executive officers upon several events of termination, including termination in connection with a change in control. The payment amounts discussed and in the table below reflect the payments that would have been due to the named executive officers had the termination or change in control event occurred on December 31, 2012. The information in this section does not include information relating to payments and benefits provided on a nondiscriminatory basis to salaried employees generally upon termination of employment. On December 31, 2012, the last reported sale price of CardioNet Common Stock on the NASDAQ Global Market was $2.28 per share. Actual amounts payable would vary based on the date of the named executive officer's termination of employment and can only be finally determined at that time.

        Unless specified otherwise, the information in this section is based upon the terms of the (i) Employment Agreement between us and Mr. Capper, dated June 15, 2010, (ii) Employment Agreement between us and Ms. McNamara, dated October 19, 2009, (iii) Employment Agreement between us and Ms. Getz, dated January 15, 2010, (iv) Employment Agreement between us and Michael Geldart, dated June 11, 2012, and (v) Employment Agreement between us and Daniel Wisniewski, dated December 7, 2010 (collectively, the "Agreements").

        The Agreements provide each of our named executive officers severance payments and benefits upon termination of employment by us without cause or by the executives for good reason. Mr. Capper is entitled to a cash severance payment equal to the sum of (i) 2x his respective annual base salaries as of the last day of active employment and (ii) 2x his on-target annual performance incentive bonus in effect at the time of termination. With the exception of Mr. Capper, the other executives are entitled to a cash severance payment equal to the sum of (i) 1x their annual base salaries as of the last day of active employment and (ii) 1x their on-target annual performance incentive bonus in effect at the time of his termination.

        In addition, we will continue to provide to each of our named executive officers continued participation in our medical, dental and vision plans at the same premium rates and cost sharing as may be charged from time to time for employees generally for a specified period of time. Specifically, Mr. Capper will receive continued coverage for twenty-four months following the applicable date of termination and the other executives will have continued coverage for twelve months following the applicable date of termination.

        The foregoing severance payments and benefits payable upon termination of employment to each named executive officer are conditioned on the execution of a written waiver and release of claims. In addition, for all of our named executive officers, such payments and benefits are consideration for the restrictive covenants set forth in the Agreements. Specifically, during the term of each executive's employment with us and during any period thereafter in which severance payments or benefits are paid, the executive may not compete with us (as defined in the Agreement).

        The Agreements also provide each named executive officer (with the exception of Mr. Capper) with accelerated vesting of their equity awards in connection with termination of employment following a change in control. Specifically, if the executive's employment is terminated by us without cause or by the executive for good reason within thirty days before or twelve months after a change in control, all of equity awards will immediately accelerate and become fully vested. Mr. Capper's equity awards will immediately accelerate and become fully vested upon a change in control without regard to termination of his employment (unless he is terminated for cause).

        In the event any payment or benefit to the other executive officers would constitute an excess parachute payment within the meaning of Section 280G of the Internal Revenue Code and be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, the affected executive will be entitled to the greater of (on a net after-tax basis): (i) the largest amount of the payment that would result in no portion of the payment or benefit being subject to the excise tax under Section 4999 of the Internal Revenue Code, or (ii) the entire payment or benefit without any reduction to avoid the excise tax.

        The Agreements do not provide any severance payments or benefits upon a termination by us for cause, by the executive without good reason, or on account of the executive's disability or death. The executive would be entitled only to base salary and unused vacation benefits earned through the date of the executive's termination of employment and the amount of any vested benefits under our benefit plans. We will have no further obligations to the executive under the Agreements, except as provided by law.

        A termination for cause under the Agreements would generally result from an executive's: (i) willful and repeated failure to satisfactorily perform his job duties, (ii) willful commission of an act that materially injures our business, (iii) willful refusal or failure to follow lawful and reasonable directions of our Board of Directors, (iv) conviction of, or plea of nolo contendere to, any felony involving moral turpitude, (v) engagement or in any manner participation in any activity which is directly competitive with or injurious to us or any of our affiliates or which violates any restrictive covenants applicable to the executive, (vi) commission of any fraud against us, and our affiliates, employees, agents or customers or use or intentional appropriation for the executive's personal use or benefit of any company funds or property not authorized by our Board of Directors to be so used or appropriated, or (vii) material breach of or willful failure to comply with our policies, including, but not limited to, equal employment opportunity or harassment policies, insider trading policies, code of ethics or conflict of interest policies, non-disclosure and confidentiality policies, travel and expense policies, workplace violence policies, Sarbanes-Oxley compliance policies, policies governing preparation and approval of financial statements, and/or policies governing the making of financial commitments on our behalf.

        Good reason under the Agreements generally exists if, without the executive's consent, there is: (i) a change in the executive's title that is accompanied by a material reduction in the executive's duties, authority or responsibilities relative to the executive's duties, authority or responsibilities in effect immediately prior to such reduction, (ii) a relocation of the executive's principal business location to a point that requires a one-way increase of the executive's commuting distance of more than fifty miles, (iii) a material reduction of the executive's base salary, or (iv) a failure on our part to obtain the agreement from any successor to assume or agree to perform our obligations under the Agreements.

        Under the Agreements, a change in control would be deemed to have occurred if (i) we consolidate or merge with and into any other corporation or other entity or person, or any other corporate reorganization occurs, in which our capital stock immediately prior to such consolidation, merger or reorganization, represents less than 50% of the voting power of the surviving entity immediately after such consolidation, merger or reorganization, (ii) we are party to any transaction, or series of related transactions in which more than 50% of our voting power is transferred (except any consolidation or merger effected exclusively to change our domicile or any transaction or series of transactions principally for bona fide equity financing purposes in which we receive cash or our indebtedness is canceled), or (iii) we sell, lease, license or dispose of all or substantially all of our assets. The Agreements do not provide for any tax gross-up compensation for excise taxes.

        The following table summarizes the amounts payable to each of our named executive officers based on the items described above with respect to each of the events set forth in the table.

Named Executive Officer	Involuntary Termination without Cause or For Good Reason Unrelated to Change of Control	Upon a Change of Control	Involuntary Termination without Cause or For Good Reason Related to a Change of Control
Capper, Joseph H.
Cash Severance	$2,140,000	$—	$2,140,000
Continued Welfare	$20,396	$—	$20,396
Acceleration Value of Stock Options	$—	$—	$—
Acceleration Value of Restricted Stock	$—	$647,873	$647,873
Total Value	$2,160,396	$647,873	$2,808,269
Getz, Heather C.
Cash Severance	$515,200	$—	$515,200
Continue Welfare	$10,925	$—	$10,925
Acceleration Value of Stock Options	$—	$—	$—
Acceleration Value of Restricted Stock	$—	$—	$152,739
Total Value	$526,125	$—	$678,864
Michael Geldart
Cash Severance	$480,000	$—	$480,000
Continue Welfare	$14,911	$—	$14,911
Acceleration Value of Stock Options	$—	$—	$—
Acceleration Value of Restricted Stock	$—	$—	$45,600
Total Value	$494,911	$—	$540,511
McNamara, Anna
Cash Severance	$482,040	$—	$482,040
Continue Welfare	$8,010	$—	$8,010
Acceleration Value of Stock Options	$—	$—	$—
Acceleration Value of Restricted Stock	$—	$—	$99,939
Total Value	$490,050	$—	$581,979
Daniel Wisniewski
Cash Severance	$480,000	$—	$480,000
Continue Welfare	$10,976	$—	$10,976
Acceleration Value of Stock Options	$—	$—	$—
Acceleration Value of Restricted Stock	$—	$—	$57,275
Total Value	$490,976	$—	$548,251

Item 12.    Security Ownership of Certain beneficial owners and Management and Related Stockholder Matters

        The following table sets forth certain information regarding the ownership of the CardioNet Common Stock as of April 15, 2013 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of CardioNet Common Stock.

Name	Amount and Nature of Beneficial Ownership(1)	Percent of Class*
Ronald A. Ahrens(2)	164,336	*
Robert J. Rubin, M.D.(3)	139,152	*
Kirk E. Gorman(4)	120,036	*
Eric N. Prystowsky, M.D.(5)	111,960	*
Rebecca W. Rimel(6)	72,992	*
Anthony J. Conti	54,796	*
Joseph H. Capper(7)	722,022	2.8%
Anna McNamara(8)	101,223	*
Heather C. Getz, CPA(9)	103,418	*
Michael Geldart(10)	25,000	*
Daniel Wisniewski(11)	61,709	*
Sophrosyne Capital LLC(12)	2,473,878	9.7%
Camber Capital Management LLC(13)	2,481,412	9.8%
Trigran Investments Inc.(14)	2,488,913	9.8%
Trigran Investments LP(15)	1,485,471	5.9%
Directors and Executive Officers as a Group (11 persons)(16)	1,966,653	7.5%

*
Less than one percent

(1)
This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G if any filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 25,215,366 shares outstanding on February 13, 2013, adjusted as required by rules promulgated by the SEC.

(2)
Includes options to purchase 34,786 shares of CardioNet Common Stock, which were exercisable as of, or will be exercisable within sixty (60) days after May 28, 2013.

(3)
Includes options to purchase 28,489 shares of CardioNet Common Stock, which were exercisable as of, or will be exercisable within sixty (60) days after May 28, 2013.

(4)
Includes options to purchase 27,286 shares of CardioNet Common Stock, which were exercisable as of, or will be exercisable within sixty (60) days after May 28, 2013.

(5)
Includes options to purchase 42,687 shares of CardioNet Common Stock, which were exercisable as of, or will be exercisable within sixty (60) days after May 28, 2013.

(6)
Includes options to purchase 9,388 shares of CardioNet Common Stock, which were exercisable as of, or will be exercisable within sixty (60) days after May 28, 2013.

(7)
Includes options to purchase 605,424 shares of CardioNet Common Stock, which were exercisable as of, or will be exercisable within sixty (60) days after May 28, 2013.

(8)
Includes options to purchase 40,304 shares of CardioNet Common Stock, which were exercisable as of, or will be exercisable within sixty (60) days after May 28, 2013.

(9)
Includes options to purchase 93,740 shares of CardioNet Common Stock, which were exercisable as of, or will be exercisable within sixty (60) days after May 28, 2013.

(10)
Includes options to purchase 25,000 shares of CardioNet Common Stock, which were exercisable as of, or will be exercisable within sixty (60) days after May 28, 2013.

(11)
Includes options to purchase 61,709 shares of CardioNet Common Stock, which were exercisable as of, or will be exercisable within sixty (60) days after May 28, 2013.

(12)
Based on Amendment 2 to Schedule 13G/A filed by Sophrosyne Capital LLC on February 7, 2013. The address of the principal business and office of Sophrosyne Capital LLC is 156 E 36th Street at 2 Sniffen Court, New York, New York 10016.

(13)
Based on Amendment 2 to Schedule 13G/A filed by Camber Capital Management LLC on February 14, 2013. Camber Capital Management LLC possesses shared voting and shared dispositive power over its 2,481,412 shares. The address of the principal business and office of Camber Capital Management LLC is 101 Huntington Avenue, 25th Floor, Boston, MA 02199.

(14)
Based on Amendment 2 to Schedule 13G/A filed by Trigran Investments Inc. on February 14, 2013. Trigran Investments Inc. possesses shared voting and shared dispositive power over its 2,488,913 shares. The address of the principal business and office of Trigran Investments, Inc. is 630 Dundee Road, Suite 230, Northbrook, IL 60062.

(15)
Based on Amendment 1 to Schedule 13G/A filed by Trigran Investments LP on February 14, 2013. Trigran Investments LP possesses shared voting and shared dispositive power over its 1,485,471 shares. The address of the principal business and office of Trigran Investments LP is 630 Dundee Road, Suite 230, Northbrook, IL 60062.

(16)
Includes options to purchase 1,170,540 shares of CardioNet Common Stock, which were exercisable as of, or will be exercisable within sixty (60) days after May 28, 2013.

Item 13.    Certain Relationships and Related Transactions and Director Independence

TRANSACTIONS WITH RELATED PERSONS

RELATED-PERSON TRANSACTIONS POLICY AND PROCEDURES

        We have adopted a written Related-Person Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of "related-persons transactions." For purposes of our policy only, a "related-person transaction" is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any "related person" are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person are not covered by this policy. A related person is any executive officer, director or a holder of more than five percent of CardioNet Common Stock, including any of their immediate family members and any entity owned or controlled by such persons.

        Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to our Audit Committee (or, where review by our Audit Committee would be inappropriate, to another independent body of our Board of Directors) for review. The presentation must include a description of, among other things, the material facts, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available. To identify related-person transactions in advance, we rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-person transactions, our Audit Committee takes into account the relevant available facts and circumstances including, but not limited to:

  •
  the risks, costs and benefits to us;

  •
  the impact on a director's independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

  •
  the terms of the transaction;

  •
  the availability of other sources for comparable services or products; and

  •
  the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.

        In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval. Our policy requires that, in reviewing a related-person transaction, our Audit Committee must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of us and our stockholders, as our Audit Committee determines in the good faith exercise of its discretion. We did not previously have a formal policy concerning transactions with related persons.

        We are not aware of any transaction required to be reported as a related-person transaction since January 1, 2012 where such policies and procedures did not require review, approval or ratification or where such policies and procedures were not followed.

INDEPENDENCE OF THE BOARD OF DIRECTORS

        As required under the NASDAQ listing standards, a majority of the members of a listed company's Board of Directors must qualify as "independent," as affirmatively determined by the Board of Directors. The Board of Directors consults with CardioNet's counsel to ensure that the Board of Directors' determinations are consistent with relevant securities and other laws and regulations regarding the definition of "independent," including those set forth in pertinent listing standards of the NASDAQ, as in effect from time to time.

        Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent registered public accounting firm, the Board of Directors has affirmatively determined that the following directors are independent directors within the meaning of the applicable NASDAQ listing standards: Messrs. Ahrens, Conti and Gorman, Ms. Rimel and Drs. Prystowsky and Rubin. In making this determination, the Board of Directors found that none of these directors or nominees for director had a material or other disqualifying relationship with the Company. Mr. Capper, the Company's President and Chief Executive Officer, is not an independent director by virtue of his employment with the Company.

Item 14.    Principal Accounting Fees and Services

PRINCIPAL ACCOUNTANT FEES AND SERVICES

        In 2012, the Company entered into an engagement agreement with Ernst & Young LLP which sets forth the terms by which Ernst & Young LLP will perform audit services for the Company. That agreement is subject to alternative dispute resolution procedures and an exclusion of punitive damages.

        The following table represents aggregate fees billed to the Company for the years ended December 31, 2012 and 2011, respectively, by Ernst & Young LLP, the Company's independent registered public accounting firm. All fees described below were approved by the Audit Committee.

	Year Ended
	2012	2011
Audit Fees(1)	$606,400	$475,000
Audit-related Fees(4)	$—	$465,000
Tax Fees(2)	$30,000	$151,000
All Other Fees(3)	$13,000	$—

Total Fees	$649,400	$1,091,000

(1)
Audit fees were principally for services rendered for the audit and/or review of our consolidated financial statements.

(2)
Tax Fees consist of fees billed in the indicated year for professional services performed by Ernst & Young LLP with respect to tax compliance, tax advice and tax planning.

(3)
All Other Fees consist of fees billed in the indicated year for other permissible work performed by Ernst & Young LLP relating to an audit of the Company's Employee Benefit Plan.

(4)
Audit-related fees were for professional services related to merger and acquisition due diligence. No such fees were incurred in 2012.

Item 15.    Exhibits, Financial Statements and Schedules

EXHIBIT INDEX

Exhibit Number		Description
2.1		Merger Agreement, dated as of November 5, 2010, among Biotel Inc., Garden Merger Sub, Inc. and the Registrant. (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed November 12, 2010).

2.2		Stock Purchase Agreement, dated as of February 10, 2012, by and among the Registrant, ECG Scanning and Medical Services, Inc. and the Stockholder Representatives (as defined therein). (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed February 10, 2012).

2.3		Agreement and Plan of Merger, dated as of August 5, 2012, by and among the Registrant, cardioCORE Lab, Inc., Cardinal Merger Sub, Inc. and the Stockholder Representative (as defined therein). (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed August 6, 2012).

3.1		Amended and Restated Certificate of Incorporation (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 333-145547)).

3.2		Amended and Restated Bylaws (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 333-145547)).

4.1		Form of Common Stock Certificate (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 333-145547)).

10.1		Form of Indemnity Agreement (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 333-145547)).

10.8	(1)	2008 Equity Incentive Plan and Form of Stock Option Agreement thereunder (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 333-145547)).

10.9	(1)	2008 Non-Employee Directors' Stock Option Plan and Form of Stock Option Agreement thereunder (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 333-145547)).

10.10	(1)	2008 Employee Stock Purchase Plan and Form of Offering Document thereunder (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 333-145547)).

10.12		Office Lease dated February 6, 2004 between the Registrant and Executive One Associates, as amended (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 333-145547)).

10.13		Building Lease Agreement dated September 30, 2009, between the Registrant and EastGroup Properties, L.P. (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q filed November 6, 2009).

10.14	†	Amendment No. 8 dated February 1, 2010 to the Communication Voice and Data Services Provider Agreement dated May 12, 2003 between the Company and Verizon (as successor to Qualcomm Incorporated and nPhase, LLC), as amended (Incorporated by reference to the Registrant's Form 8-K, dated November 30, 2011.

Exhibit Number		Description
10.15	†	Purchase Agreement dated September 14, 2001 between the Registrant and Varian, Inc. (a wholly-owned subsidiary of Jabil Circuit, Inc.) (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 333-145547)).

10.16	†	Consignment Inventory Agreement dated September 13, 2004 between the Registrant and Varian, Inc. (a wholly- owned subsidiary of Jabil Circuit, Inc.) (Incorporated by reference to the Registrant's registration statement on Form S-1 and amendments thereto (File No. 333-145547)).

10.18	(1)	CardioNet, Inc. Long Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed October 28, 2008).

10.19	(1)	Compensation Program for Non-Employee Directors. (Incorporated by reference to Exhibit 99.5 to the Registrant's Form 8-K filed January 28, 2009).

10.20	(1)	Employment Agreement, dated as of October 19, 2009, by and among the Registrant and Anna McNamara. (Incorporated by reference to Exhibit 10.35 to the Registrant's Form 10-K filed February 23, 2010).

10.21	(1)	Employment Agreement, dated as of June 15, 2010, between Joseph H. Capper and the Registrant. (Incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K filed June 18, 2010).

10.22	(1)	Employment Agreement, dated as of January 28, 2010, by and among the Registrant and Heather Getz. (Incorporated by reference to Exhibit 10.36 to the Registrant's Form 10-K filed February 23, 2010).

10.23	(1)	Employment Agreement, dated as of December 7, 2010, between the Registrant and Daniel Wisniewski (Incorporated by reference to Exhibit 10.38 to the Registrant's Form 10-K, filed February 25, 2010).

10.24	(1)	Employment Agreement dated as of February 7, 2011, between the Registrant and Peter Ferola (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q dated May 6, 2011).

10.25	(1)	Employment Agreement dated as of June 11, 2012, between the Registrant and Michael Geldart (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed August 9, 2012).

10.26		Employment Agreement dated as of July 30, 2010, between the Registrant and Fred Anthony Broadway III (Incorporated by reference to Exhibit 10.26 to the Registrant's Form 10-K filed February 22, 2013).

23.1		Consent of Independent Registered Public Accounting Firm (Incorporated by reference to Exhibit 23.1 to the Registrant's Form 10-K filed February 22, 2013).

31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended (Incorporated by reference to Exhibit 31.1 to the Registrant's Form 10-K filed February 22, 2013).

31.2		Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended (Incorporated by reference to Exhibit 31.2 to the Registrant's Form 10-K filed February 22, 2013).

Exhibit Number	Description
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Incorporated by reference to Exhibit 32 to the Registrant's Form 10-K filed February 22, 2013).

101.INS	XBRL Instance Document. (Incorporated by reference to Exhibit 101.INS to the Registrant's Form 10-K filed February 22, 2013).

101.DEF	XBRL Taxonomy Definition Linkbase Document (Incorporated by reference to Exhibit 101.DEF to the Registrant's Form 10-K filed February 22, 2013).

101.SCH	XBRL Taxonomy Extension Schema Document (Incorporated by reference to Exhibit 101.SCH to the Registrant's Form 10-K filed February 22, 2013).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Incorporated by reference to Exhibit 101.CAL to the Registrant's Form 10-K filed February 22, 2013).

101.LAB	Taxonomy Label Linkbase Document (Incorporated by reference to Exhibit 101.LAB to the Registrant's Form 10-K filed February 22, 2013).

101.PRE	XBRL Taxonomy Presentation Linkbase Document (Incorporated by reference to Exhibit 101.PRE to the Registrant's Form 10-K filed February 22, 2013).

†
Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)
Indicates a management plan or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CardioNet, Inc.
Date: April 29, 2013	By:	/s/ JOSEPH H. CAPPER Joseph H. Capper Chief Executive Officer (Principal Executive Officer)
Date: April 29, 2013	By:	/s/ HEATHER C. GETZ Heather C. Getz Chief Financial Officer (Principal Financial Officer)