Form 10-Q
period 2013-03-31
CardioNet, Inc.
filed 2013-04-30
CIK 1113784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 25, 2013, 25,380,657 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

CARDIONET, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED March 31, 2013

FORWARD-LOOKING STATEMENTS

This document includes certain forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995 regarding, among other things, our expectations regarding the effect of the creation of a new holding company structure and the effect, including on our growth prospects, of the new holding company structure, the prospects for our products and our confidence in the Company’s future.  These statements may be identified by words such as “expect,” “anticipate,” “estimate,” “intend,” “plan,” “believe,” “promises” and other words and terms of similar meaning.  Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including important factors that could delay, divert, or change any of these expectations, and could cause actual outcomes and results to differ materially from current expectations.  These factors include, among other things, effects of changes in health care legislation, effectiveness of our cost savings initiatives, relationships with our government and commercial payors, changes to insurance coverage and reimbursement levels for our products, the success of our sales and marketing initiatives, our ability to attract and retain talented executive management and sales personnel, our ability to identify acquisition candidates, acquire them on attractive terms and integrate their operations into our business, the commercialization of new products, market factors, internal research and development initiatives, partnered research and development initiatives, competitive product development, changes in governmental regulations and legislation, the continued consolidation of payors, acceptance of our new products and services, patent protection, adverse regulatory action, and litigation success, our ability to successfully create a new holding company structure and to anticipate the benefits of such structure.  For further details and a discussion of these and other risks and uncertainties, please see our public filings with the Securities and Exchange Commission, including our latest periodic reports on Form 10-K and 10-Q.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CARDIONET, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	March 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$18,324	$18,298
Accounts receivable, net of allowance for doubtful accounts of $7,374 and $7,532, at March 31, 2013 and December 31, 2012, respectively	13,477	13,792
Other receivables, net of allowance for doubtful accounts of $93 and $85 at March 31, 2013 and December 31, 2012, respectively	6,738	6,515
Inventory	3,118	2,894
Prepaid expenses and other current assets	1,940	1,923

Total current assets	43,597	43,422

Property and equipment, net	19,301	19,851
Intangible assets, net	9,053	9,664
Goodwill	16,446	16,446
Other assets	666	627

Total assets	$89,063	$90,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,235	$6,349
Accrued liabilities	9,351	9,946
Deferred revenue	2,231	2,195

Total current liabilities	18,817	18,490

Deferred tax liability	881	866
Deferred rent	546	656

Total liabilities	20,244	20,012

Shareholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 25,276,515 and 25,189,340 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	25	25
Paid-in capital	257,356	256,448
Accumulated deficit	(188,562)	(186,475)

Total stockholders’ equity	68,819	69,998

Total liabilities and stockholders’ equity	$89,063	$90,010

See accompanying notes.

CARDIONET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues:
Patient services	$24,705	$23,663
Research services	4,872	415
Product	2,841	2,967
Total revenues	32,418	27,045

Cost of revenues:
Patient services	8,764	9,471
Research services	2,738	155
Product	1,371	1,809
Total cost of revenues	12,873	11,435

Gross profit	19,545	15,610
Operating expenses:
General and administrative	9,528	8,673
Sales and marketing	6,762	6,152
Bad debt expense	2,467	2,911
Research and development	1,620	1,185
Integration, restructuring and other charges	1,202	270

Total expenses	21,579	19,191

Loss from operations	(2,034)	(3,581)
Other income (expense):
Interest income	—	169
Interest expense	(27)	—
Other expense, net	(26)	(122)
Total other income	(53)	47

Loss before income taxes	(2,087)	(3,534)
Benefit (provision) for income taxes	—	—

Net loss	(2,087)	(3,534)

Net loss per common share:
Basic and diluted	$(0.08)	$(0.14)

Weighted average number of common shares outstanding:
Basic and diluted	25,190,566	24,604,812

Other Comprehensive Loss:
Unrealized gains/(losses) on securities:
Unrealized holding gains/(losses) arising during the period	—	(8)

Comprehensive Loss	(2,087)	(3,542)

See accompanying notes.

CARDIONET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net loss	$(2,087)	$(3,534)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for doubtful accounts	2,467	2,911
Provision for excess inventory	—	55
Depreciation	2,389	1,846
Stock-based compensation	700	855
Amortization of intangibles	619	174
Amortization of investment premium	—	122
Decrease in deferred rent	(110)	(80)
Changes in operating assets and liabilities:
Accounts receivable	(2,375)	(2,422)
Inventory	(224)	497
Prepaid expenses and other assets	(48)	(102)
Accounts payable	885	(657)
Accrued and other liabilities	(559)	(1,614)

Net cash provided by (used in) operating activities	1,657	(1,949)

Investing activities
Acquisition of business, net of cash acquired	—	(6,338)
Purchases of property and equipment	(1,839)	(1,372)
Purchases of short-term available-for-sale investments	—	(9,637)
Sale or maturity of short-term available-for-sale investments	—	13,847

Net cash used in investing activities	(1,839)	(3,500)

Financing activities
Proceeds from the exercise of employee stock options and employee stock purchase plan contributions	208	240

Net cash provided by financing activities	208	240

Net increase (decrease) in cash and cash equivalents	26	(5,209)
Cash and cash equivalents — beginning of period	18,298	18,531

Cash and cash equivalents — end of period	$18,324	13,322
Supplemental disclosure of cash flow information
Cash paid for taxes	$100	20

See accompanying notes.

CARDIONET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

1.   Summary of Significant Accounting Policies

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows.  In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and necessary for a fair presentation of CardioNet, Inc.’s (the “Company” or “CardioNet”) financial position as of March 31, 2013 and December 31, 2012, the results of operations for the three months ended March 31, 2013 and 2012, and cash flows for the three months ended March 31, 2013 and 2012.  The financial data and other information disclosed in these notes to the financial statements related to the three months ended March 31, 2013 and 2012 are unaudited. The results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for any future period.

Net Loss

The Company computes net loss per share in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 260, Earnings Per Share.  The following summarizes the potential outstanding common stock of the Company at March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012
Common stock options and restricted stock units outstanding	4,281,561	3,859,826
Common stock options and restricted stock units available for grant	2,440,947	2,151,665
Common stock	25,276,515	24,641,252
Total	31,999,023	30,652,743

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including stock options and warrants, as applicable.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2013	2012
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(2,087)	$(3,534)
Denominator:
Weighted average shares used in computing diluted net loss per share	25,190,566	24,604,812
Basic and diluted net loss per share	$(0.08)	$(0.14)

If the outstanding vested options or restricted stock units were exercised or converted into common stock, the result would be anti-dilutive for the three months ended March 31, 2013 and 2012. Accordingly, basic and diluted net loss per share are identical for the three months ended March 31, 2013 and 2012.

Cash and Cash Equivalents

Cash and cash equivalents are held in U.S. financial institutions or in custodial accounts with U.S. financial institutions. Cash equivalents are defined as liquid investments and money market funds with maturity from date of purchase of 90 days or less that are readily convertible into cash and have minimal interest rate risk.

Accounts Receivable

Accounts receivable related to the patient services segment are recorded at the time revenue is recognized, net of contractual allowances, and are presented on the balance sheet net of allowance for doubtful accounts. The ultimate collection of accounts receivable may not be known for several months after services have been provided and billed. The Company records allowance for doubtful accounts based on the aging of the receivable using historical customer- specific data, as well as, current and historical cash collections. Because of continuing changes in the health care industry and third party reimbursement, it is possible that our estimates could change, which could have a material impact on our operations and cash flows.

Accounts receivable related to the product and research services segments are recorded at the time revenue is recognized. The Company estimates allowance for doubtful accounts on a specific account basis, and considers several factors in its analysis including customer specific information and aging of the account.

The Company writes off receivables when the likelihood for collection is remote, the receivables have been fully reserved, and when the Company believes collection efforts have been fully exhausted and it does not intend to devote additional resources in attempting to collect. The Company performs write-offs on a quarterly basis. The Company wrote off $2,168 and $2,238 of receivables for the three months ended March 31, 2013 and 2012, respectively. The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts. There was no impact on the net receivables reported on the balance sheet as of March 31, 2013, or bad debt expense reported on the statement of operations for the three months ended March 31, 2013, as a result of this write-off. The Company recorded bad debt expense of $2,467 and $2,911 for the three months ended March 31, 2013 and 2012, respectively.

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

For the purpose of performing its goodwill impairment analysis, the Company considers its business to be comprised of three reporting units: patient service, products and research services. The Company calculates the fair value of the reporting units utilizing a weighting of the income and market approaches. The income approach is based on a discounted cash flow methodology that includes assumptions for, among other things, forecasted income, cash flow, growth rates, income tax rates, expected tax benefits and long-term discount rates, all of which require significant judgment. The market approach utilizes the Company’s market data as well as market data from publicly traded companies that are similar to the Company. There are inherent uncertainties related to these factors and the judgment applied in the analysis. The Company believes that the combination of an income and a market approach provides a reasonable basis to estimate the fair value of its reporting units.

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

The Company’s income before and after income taxes for the three months ended March 31, 2013 and 2012, was reduced by $700 and $855, respectively, as a result of stock-based compensation expense incurred. The impact of stock-based compensation expense was $(0.03) on basic and diluted earnings per share for the three months ended March 31, 2013 and 2012.

The Company estimates the fair value of its share-based awards to employees and directors using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the use of certain subjective assumptions. The most significant of these assumptions are the estimates of the expected volatility of the market price of the Company’s stock and the expected term of the award. For the three months ended March 31, 2013 and 2012, we based our estimates of expected volatility on the historical average of our stock price. The expected term represents the period of time that stock-based awards granted are expected to be outstanding. Other assumptions used in the Black-Scholes option valuation model include the risk-free interest rate and expected dividend yield. The risk-free interest rate for periods pertaining to the contractual life of each option is based on the U.S. Treasury yield of a similar duration in effect at the time of grant. The Company has never paid, and does not expect to pay, dividends in the foreseeable future.

The Company utilized the Black-Scholes valuation model for estimating the fair value of stock options granted using the following weighted average assumptions:

	Three Months Ended March 31,
	2013	2012
Expected dividend yield	0%	0%
Expected volatility	60%	64%
Risk-free interest rate	1.29%	1.20%
Expected life	6.75	6.25

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

Based on the above assumptions, the per share weighted average fair value of the options granted under the stock option plan for the three months ended March 31, 2013 and 2012 was $1.48 and $1.66, respectively.

The following table summarizes activity under all stock award plans from December 31, 2012 through March 31, 2013:

		Options Outstanding
	Shares		Weighted
	Available	Number	Average
	for Grant	of Shares	Exercise Price
Balance — December 31, 2012	1,853,786	3,669,103	$5.83
Additional options available for grant	1,260,768
Granted	(884,597)	884,597	2.54

Canceled	210,990	(210,990)	6.74
Exercised	—	(61,149)	2.92

Balance — March 31, 2013	2,440,947	4,281,561	5.14

Per the plan documents, the 2008 Non-Employee Director Stock Option (NEDS) and Employee Stock Option (ESOP) Plans have an automatic increase in the shares available for grant every January the plans are active. The increase in the shares available for grant under the NEDS plan is equal to the lesser of the number of shares issuable upon the exercise of options granted during the preceding calendar year or such number of shares as determined by the Board of Directors. The increase in the shares available for grant under the ESOP plan is equal to 4% of the total shares outstanding at December 31, 2012.

Additional information regarding options outstanding is as follows:

	March 31, 2013	March 31, 2012
Range of exercise prices (per option)	$0.70 - $31.18	$0.70 - $31.18
Weighted average remaining contractual life (years)	8.15	8.58

Employee Stock Purchase Plan

On March 15, 2013, 104,142 shares were purchased in accordance with the Employee Stock Purchase Plan (ESPP). Net proceeds to the Company from the issuance of shares of common stock under the ESPP for the three months ended March 31, 2013 were $208. In January 2013, the number of shares available for grant was increased by 252,154, per the ESPP documents. At March 31, 2013, approximately 656,499 shares remain available for purchase under the ESPP.

2.   Integration, Restructuring and Other Charges

The Company accounts for expenses associated with exit or disposal activities in accordance with ASC 420, Exit or Disposal Cost Obligations, and records the expenses in Integration, restructuring and other charges in its statement of operations, and records the related accrual in the Accrued expenses line of its balance sheet.

2013 Integration, Restructuring and Other Charges

For the three months ended March 31, 2013, the Company incurred expenses related to restructuring, integration and other activities. A summary of these expenses is as follows:

Legal fees	$538
Professional fees	111
Severance and employee related costs	553
Total	$1,202

During the three months ended March 31, 2013, the Company incurred $538 in legal costs associated with ongoing legal matters,  $111 of professional fees related to corporate restructuring activities and $553 of severance and employee related costs related to restructuring and integration related actives.

3.   Income Taxes

The income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur. The Company reviews and updates its estimated annual effective tax rate each quarter. For the three months ended March 31, 2013, the Company’s estimated annual effective tax rate was zero. The Company did not record an income tax provision or tax benefit for the three months ended March 31, 2013.

As of March 31, 2013, in accordance with ASC 740, the Company maintained a full valuation allowance against net deferred tax assets. The Company will continue to maintain a full valuation allowance until such time it can reasonably estimate the probability of realizing a benefit from the deferred tax assets. There has been no material change to the amount of unrecognized tax expense or benefit reported as of March 31, 2013.

4.   Credit Agreement

On August 29, 2012, the Company entered into a Credit and Security Agreement (“Credit Agreement”) with MidCap Financial, LLC to provide revolving loan borrowings with a loan commitment of $15,000, with an option by the Company to increase to a maximum loan commitment of $30,000. Interest on borrowings under the Credit Agreement is based on the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 4.75%. An unused line fee of 0.50% per annum is payable on any unused line balance, determined as the total loan commitment of $15,000 minus the average daily balance of the sum of the revolving loan borrowings outstanding during the preceding month. Furthermore, if the Company terminates the agreement at any point prior to the loan expiration date, the Company will incur a loan origination fee of 1.00% of the loan commitment due immediately preceding the termination. The Credit Agreement is secured by the Company’s personal property, inventory and other assets and expires in August 2016.  As of March 31, 2013, the Company did not have any outstanding balance on the credit agreement.

5.   Segment Information

The Company operates under three segments: patient services, product, and research services. The patient services business segment’s principal focus is on the diagnosis and monitoring of cardiac arrhythmias or heart rhythm disorders, through its core Mobile Cardiac Outpatient Telemetry™ (“MCOT™”), event and Holter services in a healthcare setting. The product business segment focuses on the development, manufacturing, testing and marketing of medical devices to medical companies, clinics and hospitals. The Company’s research services focuses on providing cardiac safety monitoring services for drug and medical treatment trials in a research environment.

Overhead expenses that can be identified with a segment have been included as deductions in determining pre-tax segment income. Any remaining expenses are included in Corporate and Other. Also included in Corporate and Other are net financing expenses and other income, which consist principally of interest expense and debt and other financing expenses less interest income, and significant unusual and infrequently occurring items not allocated to a segment for purposes of reporting to the chief operating decision maker. Total assets are those assets that are utilized within a specific segment.

	Patient Services	Research Services	Product	Corporate and Other	Consolidated
March 31, 2013
Revenues	$24,705	$4,872	$2,841	$—	$32,418
(Loss) income before income taxes	1,694	(254)	(212)	(3,315)	(2,087)
Depreciation and amortization	1,813	1,006	189	—	3,008
Capital expenditures	944	833	62	—	1,839

	Patient Services	Research Services	Product	Corporate and Other	Consolidated
March 31, 2012
Revenues	$23,663	$415	$2,967	$—	$27,045
(Loss) income before income taxes	(1,263)	187	597	(3,055)	(3,534)
Depreciation and amortization	1,855	22	143	—	2,020
Capital expenditures	1,319	12	41	—	1,372

	March 31,	December 31,
	2013	2012
Total assets:
Patient services	42,289	43,838
Product	13,185	12,879
Research services	33,589	33,293
Total assets	89,063	90,010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012, and in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company’s actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this report and in the Company’s other filings with the Securities and Exchange Commission. See the “Forward-Looking Statements” section at the beginning of this report.

Company Background

CardioNet, Inc. (the “Company,” “CardioNet,” “we” or “us”), a Delaware corporation, provides cardiac monitoring services, cardiac monitoring device manufacturing, and centralized cardiac core laboratory services. Since the Company became focused on cardiac monitoring in 1999, the Company has developed a proprietary integrated patient management platform that incorporates a wireless data transmission network, Food and Drug Administration (“FDA”) cleared algorithms and medical devices, and 24-hour digital monitoring service centers.

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

The research services segment is engaged in central core laboratory services that provide cardiac monitoring, scientific consulting and data management services for drug and medical treatment trials. The centralized services include electrocardiography (ECG), Holter monitoring, ambulatory blood pressure monitoring (ABPM), echocardiography (ECHO), multigated acquisition scan (MUGA), protocol development, expert reporting and statistical analysis. The Company’s research services encompass a full range of services from project coordination, setup and management, to equipment rental and data transfer, processing, and analysis, to 24/7 customer support and site training. The Company’s data management systems enable complete customization for sponsors’ preferred data specifications and the Company’s web service, CardioPortal™, provides real time access to rich data from any web browser, without client-side plug-ins.

In August 2012, the Company completed the acquisition of Cardiocore Lab, Inc. (“Cardiocore”). Cardiocore is a central core laboratory that provides cardiac monitoring services for drug and medical treatment trials. Cardiocore’s primary customers are pharmaceutical companies and contract research organizations. The acquisition gives the Company access to industry expertise, an established operating structure and a substantial footprint in the core lab industry. Financial information related to Cardiocore is included in the Company’s research services reporting segment.

Revenue Recognition

Patient Services Segment

Patient services revenue includes revenue from MCOT™, event, Holter and pacemaker monitoring services. The Company receives a significant portion of its revenue from third party commercial insurance organizations and governmental entities. It also receives reimbursement directly from patients through co-pay and self-pay arrangements. Billings for services reimbursed by contract third party payors, including Medicare, are recorded as revenue net of contractual allowances. Adjustments to the estimated receipts, based on final settlement with third party payors, are recorded upon settlement. If the Company does not have sufficient historical information regarding collectability from a given payor to support revenue recognition at the time of service, revenue is recognized when cash is received. Unearned amounts are appropriately deferred until service is performed. For the three months ended March 31, 2013 and 2012, revenue from Medicare as a percentage of the Company’s total revenue was 34.3% and 35.7%, respectively.

Product Segment

Product revenue includes revenue from product sales and repairs. The Company’s product revenue is recognized at the time of sale.

Research Services Segment

Research services revenue includes revenue for research and core laboratory services. The Company’s research services revenue is provided on a fee for services basis, and is recognized as the related services are performed. We also provide consulting services on a time and materials basis and recognize revenue as we perform the services. Our site support revenue, consisting of equipment rentals and sales along with related supplies and logistics management, are recognized at the time of sale or over the rental period. Under a typical contract, customers pay us a portion of our fee for these services upon contract execution as an upfront deposit, some of which is typically nonrefundable upon contract termination. Unearned revenues are deferred, and then recognized as the services are performed.

For arrangements with multiple deliverables, the revenue is allocated to each element (both delivered and undelivered items) based on their relative selling prices or management’s best estimate of their selling prices, when vendor-specific or third-party evidence is unavailable.

We record reimbursements received for out-of-pocket expenses incurred, including freight, as revenue in the accompanying consolidated statements of operations. Revenue generally is recognized net of any taxes collected from customers and subsequently remitted to government authorities.

Patient Services Reimbursement

The Company is dependent on reimbursement for its patient services by government and commercial insurance payors. Medicare reimbursement rates for the Company’s event, Holter and pacemaker monitoring services have been established nationally by the Centers for Medicare and Medicaid Services (“CMS”) for many years, and fluctuate periodically based on the annually published CMS rate table.

The American Medical Association (“AMA”) established CPT codes covering MCOT™ services that became effective on January 1, 2009. On January 1, 2011, CMS established a national reimbursement rate that is subject to geographical adjustment. Effective January 1, 2012, the national reimbursement rate for the Company’s MCOT™ services was $734 per service for patients monitored in Conshohocken, PA. Beginning in February 2012, the Company moved its monitoring for Medicare patients to San Francisco, CA. The reimbursement rate for Medicare patients serviced in the San Francisco, CA facility, adjusted for local geographic pricing, was $943 per service in 2012 and is $1,000 in 2013.  Due to the impending federal budgetary cuts related to sequestration that takes effect April 1, 2013, we expect that our Medicare reimbursement rate for services provided after the effective date will be reduced by 2%.

Commercial reimbursement pricing for our services has declined over the past three years. Commercial pricing is affected by numerous factors, including the current Medicare reimbursement rates, competitive pressures, our ability to successfully negotiate favorable terms in our agreements and the perceived value and effectiveness of our services.

We have successfully secured contracts with most national and regional commercial payors for our cardiac monitoring services. We estimate that over 215 million covered lives are represented through our commercial contracts and Medicare, which is approximately 70% of the total covered lives in the United States. The majority of the remaining lives that are not covered by our commercial contracts and Medicare are insured by a small number of large commercial insurance companies that deem MCOT to be experimental in nature and do not currently reimburse us for services provided to their beneficiaries.

Accounts Receivable

Accounts receivable related to the patient services segment are recorded at the time revenue is recognized, net of contractual allowances, and are presented on the balance sheet net of allowance for doubtful accounts. The ultimate collection of accounts receivable may not be known for several months after services have been provided and billed. The Company records allowance for doubtful accounts based on the aging of the receivable using historical customer-specific data as well as current and historical cash collections. Because of continuing changes in the health care industry and third party reimbursement, it is possible that our estimates could change, which could have a material impact on our operations and cash flows

Accounts receivable related to the product and research services segments are recorded at the time revenue is recognized. The Company estimates allowance for doubtful accounts on a specific account basis, and considers several factors in its analysis including customer specific information and aging of the account.

The Company will write-off receivables when the likelihood for collection is remote, the receivables have been fully reserved, and when the Company believes collection efforts have been fully exhausted and it does not intend to devote additional resources in attempting to collect. The Company performs write-offs on a quarterly basis. The Company wrote off $2.2 million of receivables for the three months ended March 31, 2013 and 2012. The impact was reduction of gross receivables and a reduction in the allowance for doubtful accounts. The Company recorded bad debt expense of $2.5 million and $2.9 million for the three months ended March 31, 2013 and 2012, respectively.

Integration, Restructuring and Other Charges

During the three months ended March 31, 2013, the Company incurred $0.5 million in legal costs associated with ongoing legal matters, $0.1 million of professional fees related to corporate restructuring activities and $0.6 million of severance and employee relates costs related to restructuring and integration related actives.

Verizon Supplier Agreement

The Company established a relationship with Verizon, formerly nPhase, in May 2003. Verizon is the sole provider of wireless cellular data connectivity solutions, data hosting and queuing services for the Company’s monitoring network. The Company has no fixed or minimum financial commitment as it relates to network usage or volume activity. However, if the Company fails to maintain an agreed-upon number of active cardiac monitoring devices on the Verizon network or it utilizes the monitoring and communications services of a provider other than Verizon, the Company may be subject to penalties and Verizon has the right to terminate its relationship with the Company. To date, no penalties have been incurred related to this agreement.  The current agreement terminates in 2014.

Results of Operations

Three Months Ended March 31, 2013 and 2012

Revenues.    Total revenues for the three months ended March 31, 2013 were $32.4 million compared to $27.0 million for the three months ended March 31, 2012, an increase of $5.4 million, or 19.9%. This increase is primarily attributable to higher research services revenue of $4.5 million related to the acquisition of Cardiocore. In addition, patient services revenue increased by $0.9 million primarily due to a higher volume and average reimbursement rate.

Gross Profit.    Gross profit increased to $19.5 million for the three months ended March 31, 2013 from $15.6 million for the three months ended March 31, 2012. The increase of $3.9 million, or 25.2%, is primarily related to gross profit of $1.9 million related to the research services segment related to the acquisition of Cardiocore, higher patient services revenue and a decrease in patient services cost of sales resulting from cost reduction initiatives.  Gross profit as a percentage of revenue increased to 60.3% for the three months ended March 31, 2013 compared to 57.7% for the three months ended March 31, 2012.

General and Administrative Expense.    General and administrative expense was $9.5 million for the three months ended March 31, 2013 compared to $8.7 million for the three months ended March 31, 2012. The increase of $0.8 million, or 9.9%, was due primarily to the inclusion of $1.3 million of expenses related to the Cardiocore acquisition. This increase was partially offset by $0.5 million of lower employee related costs in the patient services segment associated with cost reduction activities. As a percent of total revenue, general and administrative expense was 29.4% for the three months ended March 31, 2013 compared to 32.1% for the three months ended March 31, 2012.

Sales and Marketing Expense.    Sales and marketing expense was $6.8 million for the three months ended March 31, 2013 compared to $6.2 million for the three months ended March 31, 2012. The increase of $0.6 million, or 9.9%, primarily related to the inclusion of expenses related to the Cardiocore acquisition. As a percent of total revenue, sales and marketing expense was 20.9% for the three months ended March 31, 2013 compared to 22.7% for the three months ended March 31, 2012.

Bad Debt Expense.    Bad debt expense was $2.5 million for the three months ended March 31, 2013 compared to $2.9 million for the three months ended March 31, 2012. The decline in bad debt expense was primarily related to higher collections in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. As a percentage of total revenue, bad debt expense was 7.6% for the three months ended March 31, 2013 compared to 10.8% for the three months ended March 31, 2012.

Research and Development Expense.    Research and development expense was $1.6 million for the three months ended March 31, 2013 compared to $1.2 million for the three months ended March 31, 2012.  The increase of $0.4 million, or 36.7%, was due primarily to the inclusion of expenses related to the Cardiocore acquisition.  As a percent of total revenue, research and development expense was 5.0% for the three months ended March 31, 2013 compared to 4.4% for the three months ended March 31, 2012.

Integration, Restructuring and Other Charges.    The Company incurred other charges of $1.2 million relating to legal fees associated patent litigation and the civil investigative demand, severance and employee related costs for restructuring, and integration related activities.  For the three months ended March 31, 2013, integration, restructuring and other charges were 3.7% of total revenues for the three months ended March 31, 2013.

Net Loss.    The Company incurred a net loss of $2.1 million for the three months ended March 31, 2013 compared to a net loss of $3.5 million for the three months ended March 31, 2012.

Liquidity and Capital Resources

The Company’s Annual Report on Form 10-K for the year ended December 31, 2012 includes a detailed discussion of our liquidity, contractual obligations and commitments. The information presented below updates and should be read in conjunction with the information disclosed in that Form 10-K.

As of March 31, 2013, our principal source of liquidity was cash and cash equivalents of $18.3 million and net accounts receivable of $20.2 million. In addition, the Company entered into a credit agreement in August 2012 providing the Company with access to borrowings of up to $15.0 million. As of March 31, 2013, the Company did not have any outstanding balance on the credit agreement.

The Company generated $1.7 million of cash from operations for the three months ended March 31, 2013. The Company’s ongoing operations during the three month period resulted in a loss of $2.1 million, which included $3.7 million of non-cash items related to depreciation, amortization and stock compensation expense.

The Company used $1.8 million for capital purchases, primarily related to the investment in medical devices in the patient and research services segments for use in its ongoing operations for the three months ended March 31, 2013.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our cash as of March 31, 2013 was $18.3 million. As we do not invest in any short-term or long-term securities, we believe we have no material exposure to interest rate risk.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013 to ensure that information required to be disclosed in Company reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings.

Please refer to Part I, Item 3 of our Annual Report on form 10-K for the year ended December 31, 2012 for a detailed discussion of outstanding legal proceedings. There have been no material changes from the legal proceedings previously disclosed in the 10-K.

Item 1A.  Risk Factors.

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, as well as the information contained in this Quarterly Report and our other reports and registration statements filed with the SEC. The risk factor below is an addition to the risk factors previously disclosed in our 10-K.

Corporate Reorganization and Name Change

On April 22, 2013, the Company announced plans to reorganize its corporate structure to more effectively facilitate its ongoing growth plan. Reflecting the change in structure, the Company intends to change its name to Biotelemetry, Inc. The reorganization is not expected to have a material impact on the Company’s financial results. Please refer to the Company’s current report on form 8-K, filed April 22, 2013 for a more complete discussion of the reorganization plan.

The reorganization and name change is contingent upon approval by the Company’s shareholders at its annual meeting on July 25, 2013. Regardless of whether the Company receives enough shareholder votes to pass the reorganization measure, it is possible there could be a material adverse impact on the Company’s stock price as a result of this action.

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

CARDIONET, INC.

Date: April 30, 2013	By:	/s/ Heather C. Getz
Heather C. Getz, CPA
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and authorized officer of the Registrant)